Form 10-K
period 1993-12-31
RAYMOND CORP
filed 1994-03-31
CIK 82231

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                                     FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1993 Commission file # 0-2129
                                -----------------                 --------

                              THE RAYMOND CORPORATION
               -----------------------------------------------------
               (Exact name of registrant as specified in its charter)

                    New York                                15-0372290
         -------------------------------                ------------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)

                 Greene, New York                            13778
      ---------------------------------------              ----------
      (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code   (607) 656-2311
                                                           ---------------

      Securities registered pursuant to Section 12(b) of the Act:

                                        None
      ---------------------------------------------------------------------

      Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, $1.50 par value per share
                  -------------------------------------------------

                  6.50% Convertible Subordinated Debentures Due 2003
                  --------------------------------------------------
                                  (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                    ---    ---

      Indicate by check mark if disclosure of delinquent filers pursuant to
      Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                   ----
      As of March 11, 1994, aggregate market value of the voting stock held by nonaffiliates of the registrant was $82,076,593. There were 6,028,391 shares of the registrant's Common Stock, $1.50 par value, outstanding at that date.

      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Report to Shareholders for the year ended December 31, 1993 are incorporated by reference into Parts I, II and IV.

      Portions of the Proxy Statement for the Annual Meeting to be held April 30, 1994 are incorporated by reference into Part III.

      Certain documents previously filed with the Securities Exchange Commission have been incorporated herein by reference in Part IV.

      The total number of pages in this filing is 349.

      Exhibit Index is located on pages 17-19.

                    THE RAYMOND CORPORATION, GREENE, NEW YORK
                                    Form 10-K

                                      PART I
                                      ------

      Item 1.  Business
      -----------------

      (a) The Company (as used herein the term "Company" refers to The Raymond Corporation and its subsidiaries, both consolidated and unconsolidated, and direct and indirect, and the term "Raymond" refers to The Raymond
              Corporation alone) operates predominately in one business segment, that being the design, manufacture, sale, leasing and short-term rental of materials handling systems.
              Revenues are realized predominately through its North American Dealer Network although the Company has been expanding internationally with minimal capital investment through distribution and O.E.M. (Original Equipment Manufacturer) supply agreements.

              Raymond was organized in 1840 as Lyon Iron Works, in Greene, New York. In l922, George G. Raymond, Sr.
              purchased  the Company.   The  Company  produced  its  first
              material handling product in l930, under the Lyon name, and was ultimately renamed The Raymond Corporation in l951. Shares were first offered to the public in 1956.

              The major components of the Company's international operations are Raymond Industrial Equipment, Ltd. a wholly-owned Canadian manufacturing subsidiary and G.N. Johnston Equipment Co. Ltd., the exclusive Canadian distributor that is 45% owned by R.H.E. Ltd., a wholly-owned subsidiary of the Company. Foreign exchange exposure on international operations is limited primarily to the Canadian dollar and is minimized through the purchase of foreign currency exchange contracts.

              In 1991, the Company and Mitsubishi Caterpillar Forklift America Inc. ("MCFA") signed an agreement to create a joint venture company. The joint venture company, known as Material Handling Associates, Inc., ("MHA") is a separate enterprise which designs, develops, and sells products to be manufactured exclusively by the Company and distributed exclusively through MHA dealers using Caterpillar trademarks. This venture is intended to expand distribution of products manufactured by the Company and to provide additional opportunities for the sale of replacement parts and accessories.

              During 1992, the Company entered into an agreement with B.T. Industries AB ("BT") of Mjolby, Sweden, a European manufacturer and distributor of lift trucks. Under the agreement, the Company manufactures a European version of the SWING-REACH(R) truck for distribution by BT. In addition, the agreement grants BT the non-exclusive right to distribute this product in other markets in which the Company currently does not participate.

              The Company has equity investments in certain members of the Company's Dealer Network. In 1993, the Company expanded its Dealer Network into Brazil, Venezuela and Singapore. Existing markets in Mexico were expanded to include additional sales territories.

              During 1993, the Company had a successful offering of $57.5 million principal amount of subordinated convertible deben-tures. Approximately $27 million of the net proceeds has been used by the Company to repay indebtedness, and the remaining proceeds will be used to expand the Company's distribution system and for general corporate purposes.


      (b)  Financial Information about Industry Segments
           ---------------------------------------------
              "Note K- Business Segment Information" on Page 31 of the Annual Report to Shareholders for the year ended December 31, 1993 is incorporated herein by reference.

      (c)  Narrative Description of Business
           ---------------------------------
         (i)  Principal Products and Services
              -------------------------------
              The Company's products are marketed under the RAYMOND(R) name. The Company's products fall into two categories: (A) unit load and case pick load handling and (B) automated storage and retrieval. The latter category is a systems business, characterized by Company-produced hardware supported by Company and third party developed software.

              The Company's unit load and case pick load products are operator-controlled machines used to move a load from point A to point B. The unit load and case pick load product line includes orderpickers, walkies, sideloaders, straddle, SWING-REACH(R), and REACH-FORK(R) trucks for narrow-aisle and very narrow-aisle operation, and counterbalanced PACER(TM) trucks.

              The automated storage and retrieval product line is built around the Company's storage and retrieval carousel, an operator-efficient machine designed to bring a specified shelf location to a worker through computer or manually generated commands.

              In 1990, a new line of orderpickers with advanced microprocessor control was introduced by the Company. The Raymond orderpickers significantly reduce the high costs and time involved to pick orders. Total programmability, through the intellidrive(R) control system, allows truck performance to be tailored to each user's needs to optimize productivity.
              The intellidrive(R) system utilizes microchip technology developed by the Company and is designed to replace control systems based on hydraulic and mechanical technologies commonly utilized in the industry. The intellidrive(R) system enhances the trucks' performance characteristics and productivity and has allowed the Company to reduce manufacturing costs through reduced material and labor expense.


              In 1991, the Company introduced a series of products known as EASi products - Ergonomically Advanced Systems with intelli-drive(R). This new line of trucks is designed for greater operator comfort and enhanced productivity. The trucks in-cluded in this series are the operator-up SWING-REACH(R) truck, orderpicker and narrow aisle REACH-FORK(R) trucks. The new EASi REACH-FORK(R) truck has unequaled capacity at elevated heights and provides greater space utilization and increased productivity.

              Also in 1991, five new Raymond Walkies were introduced featuring a top-mounted operator's steering handle and other innovations.

              In 1992, the Company introduced a new base model version of the orderpicker and REACH-FORK(R) truck.

              In 1993, a new generation of the EASi REACH-FORK(R) truck and EASi Orderpicker were introduced, designed for greater opera-tor comfort and productivity. Raymond also introduced regen-erative braking to allow recycling of energy back into the battery, improving overall efficiency while extending compo-nent life. The truck also has an innovative motor impeller design, ensuring a superior air flow system which improves component life and further enhances operator comfort.

              Also in 1993, the Company introduced an option on the EASi REACH-FORK(R) truck and EASi Orderpicker called SMARTi(TM). SMARTi enables the customer to easily obtain reports on the truck's activities by shift, day or week to help evaluate productivity.

              In addition, two new Walkies were introduced in 1993. The 8,000 pound capacity Walkie and the transistor-controlled 4,000 pound capacity Walkie are designed to increase produc-tivity.

              All of these vehicles, controls and systems are sold through a network of dealerships, which have multiple full service facilities across their trading area and are supported by a repair and replacement parts service. The Company's replace-ment parts and accessories business supports the base of the Company's lift trucks in service and provides new parts and service to customers who have service needs for non-Company equipment. In addition, the Company rebuilds and sells elec-tric motors and other components for replacement use, offering its customers a cost-effective alternative to purchasing a new motor for both Company and non-Company equipment.

              Raymond Leasing Corporation offers lease financing, short-term rentals and sales of used equipment and serves as a marketing vehicle for the Company's products by providing the Company's Dealer Network with flexible leasing programs.

              The Company presently manufactures lift truck masts for two original equipment manufacturer (O.E.M.) customers.

              The product and service categories of the Company's business segment are shown with percentage of revenue contributed in "Note K- Business Segment Information" on page 31 of the Annual Report to Shareholders for the year ended December 31, l993, which is incorporated herein by reference.

        (ii)  Status of Announced Products Not Yet Introduced
              -----------------------------------------------
              The Company has not made a public announcement about any new products or industry segments that will require a material investment of assets or that are otherwise material. However, as in prior years, the Company expects to introduce new and enhanced models through its normal research and development activities.

      (iii)  Sources and Availability of Raw Materials
             -----------------------------------------
              The Company fabricates certain components of its products from bar, strip, rod, and plate steel and it procures the components from the best available sources of supply, which include a broad range of internal manufacturing capabilities. Individual decisions to make or buy are based upon numerous factors, the more significant being quality, cost, lead time, and technological sensitivity.

              The Company has no significant long-term commitments with any supplier and believes its supply arrangements are adequate for current and presently foreseeable needs. Certain electric motors, forks, castings, hydraulic and electronic components are made to Company specifications and are purchased from single sources. Many of these single source situations are backed up by either an agreement to allow manufacture by alternate sources or by the availability of similar standard components. Continued effort is made by the Company's Engineering and Purchasing Departments to establish and improve the strong working relationships between the Company and its suppliers.

              The Company's products vary in capacity, function, and load capability; thus specifications for a particular order require that many of the components are only made to orders booked. Commonly used parts are manufactured or purchased and stocked to minimize production time. Finished products are normally assembled only to orders booked. Every effort is made to keep inventories low, while meeting competitive delivery commitments.

        (iv)  Patents, Trademarks, Licenses, Franchises and Concessions Held
              --------------------------------------------------------------
              The Company has numerous registered patents in the United States, Canada and several European countries with respect to various inventions, including the intellidrive(R) control sys-tem. Although the Company considers that, taken as a whole, the rights under these patents, which expire from time to time, are a valuable asset, it does not regard its business as being materially dependent upon any single patent or any group of patents.

              The Company also has a number of registered and common law trademarks and service marks for its products. The trade-marks, taken as a whole, are considered by the Company to be important to its business.

         (v)  Seasonality of Business
              -----------------------
              The Company does not recognize its business segment or any of its products or services as seasonal.

        (vi)  Working Capital Practices
              -------------------------
              The Company pursues and the industry demands no special busi-ness practices with respect to working capital items.

       (vii)  Customers
              ---------
              The Company distributes its products principally through its Dealer Network. These Dealers sell the Company's products to the end users. These end users represent a broad cross-section of industry. They include public and private businesses engaged in the manufacture, storage and/or distribution, both wholesale and retail, of a wide variety of products: materials, food, textiles, paper, steel, rubber, electrical components, equipment and machinery.

              In 1992, the Company established its National Accounts Pro-gram, which offers selected large customers a single purchas-ing and financing source for their materials handling equip-ment and service needs. Delivery, installation and after-sale service are provided by the Company's Dealer Network. The program focuses on fleet users of lift trucks with facilities in several areas of the country.

              No single customer (end user) of the Company accounts for 10% or more of the Company's total consolidated revenues.


      (viii)  Backlog
              -------
              As of December 31, 1993, the backlog of orders aggregated approximately $52,297,000 compared with a backlog of approxi-mately $31,919,000 on December 31, 1992. No assurance can be given that the backlog will continue at any particular level. The Company reasonably expects to fill the backlog of orders within the current fiscal year, unless a longer production lead time has been requested by the customer. The Company believes that its current backlog can generally be considered firm; no significant cancellations are expected.


        (ix)  Contracts Subject to Termination or Renegotiation
              -------------------------------------------------
              There is no material portion of the business that is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

         (x)  Competition
              -----------
              While competitive conditions vary from product to product, all of the Company's products are marketed in the highly competitive manufacturing and warehousing materials handling systems markets. Historically, the Company's strength has been in providing superior application-specific product performance, service and reliability.

              The Company is a major competitor in all market segments in which it participates, generally competing with other major
              national and international manufacturers.   Many small manu-
              facturers compete with a few major manufacturers in a highly fragmented market. In addition to these direct competitors, a number of other products compete indirectly for the industrial consumer's materials handling dollars. The Company believes it is the only North American manufacturer which designs and manufactures its own vehicle controls. This allows the Company to be a leader in developing and applying new control technologies; respond more quickly to user demands and trends; and differentiate its products with respect to key competitive factors such as productivity and ergonomics.

              The Company believes it is the only company offering its comprehensive array of materials handling systems, products and services to the markets it serves.

              Because of Raymond's broad product mix, the Company has no one single competitor but rather various competitors across its two product categories:

              o Unit load and case pick load handling -- In recent years Raymond has introduced a new enhanced line of orderpickers, reach trucks, turret trucks and walkies which have solidified the Company's position in the unit load and case pick load handling category. Over time several manufacturers have emerged as key competitors in this category, including U.S. based Crown Equipment Corporation, Clark Material Handling Company, a wholly-owned subsidiary of Terex Corporation, and the Yale Industrial and Hyster subsidiaries of North American Coal Company.

              o Automated storage and retrieval -- There are two principal competitors in this market, White Storage & Retrieval Systems, Inc. and The Buschman Company. Innovative software control programs have allowed Raymond to differentiate itself in this market.


        (xi)  Research and Development
              ------------------------
              The cost of the Company's research and development program amounted to $4,251,000 in 1993 compared to $2,557,000 in 1992, and $4,382,000 in 1991. The Company works closely with customers in the development of product application to fulfill a particular materials handling requirement.

       (xii)  Compliance with Environmental Laws and Regulations
              --------------------------------------------------
              The Company's production facilities and operations are subject to a variety of federal, state and local environmental and job safety laws and regulations, including various federal, state and local laws, ordinances and regulations pursuant to which an owner of real property may become liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in such property. Environmental laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to remediate the presence of such substances properly, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes joint and several liability for clean-up and enforcement costs, without regard to fault or to the legality of the original conduct, on current or predecessor owners or operators of a site. Under CERCLA, an owner or operator of the site may be liable for all or part of the costs to clean up sites at which waste has been released by the owners, the owner's lessees, or by predecessor or successor owners. In addition, liability extends to persons/companies which generated the hazardous substances located on the property, or arranged for disposal of such substances. The Company believes that it is in compliance in all material respects with all relevant federal, state and local rules, regulations and regulations regarding hazardous or toxic substances. No assurances, however, can be given that the Company is aware of all potential environmental liabilities, or that there are not material environmental liabilities of which the Company is not aware.

      (xiii)  Employees
              ---------
              The Company had 1,195 employees on December 31, 1993.

      (d)     Foreign and Domestic Operations and Export Sales
              ------------------------------------------------
          (1) "Note K- Business Segment Information" on Page 31 of the Annual Report to Shareholders for the Year ended December 31, 1993 is incorporated herein by reference.

          (2) The Company has no extraordinary risks attendant to its for-eign operations.

      Item 2.  Properties
      -------------------
              The Company's corporate headquarters and main manufacturing facility are located in an approximately 70,000 square foot office building and approximately 325,000 square foot adjacent plant in Greene, New York, both of which are owned by the Company.

              The Company owns a modern 124,000 square foot steel and masonry manufacturing and office building in Brantford, Ontario, Canada. The manufacturing plant is currently undergoing expansion of an additional 14,400 square feet.

              The Company owns a modern one-story facility located in East Syracuse, New York which houses the Company's Parts Distribu-tion Center and a Raymond dealership. The facility, made of steel and masonry construction, contains approximately 61,000 square feet of warehouse and office space. Approximately 9,300 square feet of the warehouse is presently occupied by Raymond Leasing Corporation's rental department and truck repair facility.

              The Company currently leases approximately 10,300 square feet of space from The Greene Central School District in Greene, New York for use as a training center. The lease, for a five year period, expires December, 1995.

              All of the Company's properties and machinery are believed to be well maintained and in good condition. The Company esti-mates that its production capacity is adequate for the busi-ness anticipated during the next three or four years.

      Item 3.  Legal Proceedings
      --------------------------
              The Company is currently defending in approximately 80 products liability and similar lawsuits involving industrial accidents. Management believes that none of these will individually have a material adverse effect on the Company. Taken as a whole, the damages claimed would have a material adverse effect on the Company but actual costs of judgments, settlements and costs of defense have not had such an effect to date. The Company views these actions, and related expenses of administration, litigation and insurance, as part of the ordinary course of its business. The Company uses a combination of self-insured retention and insurance, paid for in part by its dealers, to manage these risks and believes that the insurance coverage and reserves established for self-insured risks are adequate. The Company's dealers contribute to the funding of the Company's products liability program and, in turn, the Company indemnifies the dealers against product liability expense and manages product liability claims. The Company has a policy of aggressively defending these lawsuits which generally take several years to ultimately resolve.

              The Company is also one of thirteen remaining defendants in a private environmental lawsuit. The five plaintiffs in the case are Cooper Industries, Inc., Keystone Consolidated Industries, Inc., The Monarch Machine Tool Co., Niagara Mohawk Power Corporation and Overhead Door Corporation. Plaintiffs have been ordered by the United States Environmental Protection Agency to perform a Remedial Investigation/Feasibility Study with respect to a 20 acre site located in Cortland, New York and are seeking contribution from each of the defendants. Plaintiffs have alleged that each defendant is a "Potentially Responsible Party" as that term is defined in environmental statutes. Pretrial discovery is in its early stages and is expected to continue for some time. The site involved in the litigation was a manufacturing site for many decades prior to 1971.
              From 1971 to 1985, a scrap metal processing operation was conducted at the site. From 1975 to 1982, the owners of the scrap metal processing operation purchased scrap metal from the Company. The plaintiffs have alleged that the scrap metal purchased from the Company was coated with certain solvents and/or cutting oils. Plaintiffs have the burden of proving the nature and extent of the Company's contribution to the site, as well as the burden of proving what portion of the material delivered to the site was "hazardous" as that term is defined in the environmental statutes. The Company is aggressively defending the claim and does not believe it is likely to have a material adverse effect on the Company.

      Item 4.  Submission of Matters to a Vote of Security Holders
      ------------------------------------------------------------
              During the fourth quarter of 1993, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

              ADDITIONAL INFORMATION REQUIRED IN PART I:

      Executive Officers of the Registrant
      ------------------------------------
              The names, ages and positions of all the Executive Officers of the Company, as of March 11, 1994, are listed below together with their business experience during the past five years. Officers are elected annually by the Board of Directors. There are no family relationships among these officers or any Director or Executive Officer of the Company, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.


      Name and Position                Age     Business Experience
      -----------------                ---     -------------------
      George G. Raymond, Jr.            72     Elected Chairman of the
      Chairman of the Board                    Board prior to 1987; For-
      and Director                             merly Chief Executive Offi-
                                               cer (1959-1986).

      Ross K. Colquhoun                 63     Appointed President and
      President, Chief Executive               Chief Executive Officer
      Officer and Director                     in 1987 and elected to the
                                               position in 1988; Chairman
                                               of the Board of G.N. John-
                                               ston Equipment Co. Ltd., the
                                               Company's Canadian distribu-
                                               tor, since 1987; Chairman of
                                               the Board, Associated Mate-
                                               rial Handling Industries,
                                               Inc., a distributor of the
                                               Company's products, since
                                               1986; Formerly President,
                                               G.N. Johnston Equipment
                                               Co. Ltd. (1977-1987).

      Heidi J. Bowne                    40     Appointed Vice President-
      Vice President-Human Resources           Human Resources in 1990 and
                                               elected in 1991; Formerly
                                               Manager, Human Resources
                                               (1989-1990); Training and
                                               Organizational Development
                                               Manager (1985-1989).

      James W. Davis                    48     Appointed Vice Presi-
      Vice President-Engineering               dent-Engineering in 1990 and
                                               elected in 1991; Formerly
                                               Director-Engineering (1989-
                                               1990); Engineering Manager-
                                               Greene Products (1988-1989).

      Jerome R. Dinn                    51     Appointed Vice President-
      Vice President-                          Sales and Quality in 1990
      Sales and Quality                        and elected in 1991; For-
                                               merly, Manager-Production
                                               Systems, G.N. Johnston
                                               Equipment Co. Ltd.
                                               (1984-1990).

      John F. Everts                    35     Appointed and elected Corpo-
      Corporate Controller                     rate Controller in 1990;
                                               Formerly, Certified Public
                                               Accountant, Ernst & Young
                                               (1982-1989).

      Margaret L. Gallagher             46     Appointed Vice President-
      Vice President-Marketing                 Marketing in 1989 and
                                               elected in 1990; Formerly
                                               Vice President - Human
                                               Resources (1987 - 1989).

      William B. Lynn                   48     Appointed Executive
      Executive Vice President                 Vice President in 1994;
                                               Elected Vice President-
                                               Finance prior to 1989.

      Patrick J. McManus                39     Appointed and elected
      Treasurer                                Treasurer in 1990; Appointed
      President, Raymond Leasing               and elected President, Ray-
      Corporation                              mond Leasing Corporation
                                               prior to 1989.  Raymond
                                               Leasing Corporation is a
                                               wholly-owned leasing subsid-
                                               iary.

      James J. Malvaso                  43     Appointed and elected Vice
      Vice President-Operations                President-Operations in 1993;
                                               Vice President of Operations
                                               of Pfaudler-U.S. Inc. (1990-
                                               1993), a manufacturer of
                                               glass-lined reactors, pres-
                                               sure vessels and accessories;
                                               Vice President of Sales,
                                               (1989-1990) and Vice Presi-
                                               dent of Operations (1984-
                                               1989) of General Railway
                                               Signal Company, a manufactur-
                                               er of mechanical devices and
                                               control systems for the rail
                                               and mass transit markets.

      Paul J. Sternberg                 60     Appointed and elected Vice
      Vice President,                          President in 1992; Appointed
      General Counsel &                        and elected General Counsel
      Secretary                                and Secretary in 1991; For-
                                               merly Associate General
                                               Counsel (1989-1990); Special
                                               Counsel, Hinman, Howard &
                                               Kattell (1986-1989).

                                     PART II
                                     -------

      Item 5. Market for the Company's Common Stock and Related Security Holder Matters
      -------------------------------------------------------------------

              Common Stock Market Prices and Dividends and related securi-ties matters, as discussed on Pages 1, 10, 11, 15, 27 and 32 of the Annual Report to Shareholders for the year ended December 31, 1993, included in this Form 10-K Annual Report as Exhibit 13 are incorporated herein by reference.


      Item 6.  Selected Financial Data
      --------------------------------
              Selected Financial Data of The Raymond Corporation and consolidated subsidiaries, reported on Pages 10 and 11 of the Annual Report to Shareholders for the year ended December 31, 1993, included in this Form 10-K Annual Report as Exhibit 13 are incorporated herein by reference.


      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
      --------------------------------------------------------------------
              Management's Discussion and Analysis of Financial Condition and Results of Operations on Pages 12 through 16 of the Annual Report to Shareholders for the year ended December 31, 1993, included in this Form 10-K Annual Report as Exhibit 13 are incorporated herein by reference.


      Item 8.  Financial Statements and Supplementary Data
      ----------------------------------------------------
              The consolidated Financial Statements of The Raymond Corpora-tion included on Pages 17 through 32 of the Annual Report to Shareholders for the year ended December 31, 1993, included in this Form 10-K Annual Report as Exhibit 13 are incorporated herein by reference.

              Quarterly Results of Operations on Page 32, of the Annual Report to Shareholders for the year ended December 31, 1993, included in this Form 10-K Annual Report as Exhibit 13 are incorporated herein by reference.


      Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      --------------------------------------------------------------------
               Not applicable.

                                     PART III
                                     --------

      Item 10.  Directors and Executive Officers of the Registrant
      ------------------------------------------------------------
              Information regarding Directors required by Items 401 and 405 of Regulation S-K is disclosed under the caption "Information Concerning Nominees for Election as Directors and Other Directors of The Raymond Corporation" in the Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 1994 included as Exhibit 99 hereto, and is incorporated herein by reference. Information regarding Executive Officers is included in Part I of this Form 10-K and incorporated herein by reference thereto.

      Item 11.  Executive Compensation
      --------------------------------
              Information regarding compensation of Directors and Executive Officers is disclosed under the captions "Executive Compensa-tion" and "Director Compensation" of the Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 1994, included as Exhibit 99 hereto, and is incorporated herein by reference thereto.


      Item 12.  Security Ownership of Certain Beneficial Owners and
                Management
      --------------------------------------------------------------
              This information is disclosed under the captions "Security Ownership of Certain Beneficial Owners" and "Security Owner-ship of Management" in the Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 1994 included as Exhibit 99 hereto, and is incorporated herein by reference thereto.


      Item 13.  Certain Relationships and Related Transactions
      --------------------------------------------------------
              This information is incorporated herein by reference from
              Part IV, Schedule II - "Amounts Receivable From Related Parties" found on pages 21-23 of this Form 10-K and disclosed in the 1994 Proxy Statement for the Annual Meeting of Shareholders in the section captioned "Certain Relationships and Related Transactions" included as Exhibit 99 hereto, and is incorporated herein by reference thereto.

                                     PART IV
                                     -------

      Item 14.  Exhibits, Financial Statement Schedules and Reports on
                Form 8-K
      ----------------------------------------------------------------
      (a)  Documents filed as part of this report:

              1. The following financial statements of the Registrant and its subsidiaries, included on Pages 17 to 32 of the Registrant's 1993 Annual Report to Shareholders, included in this Form 10-K Annual Report, as Exhibit 13, are incorporated herein by reference.
                                                                     Annual
                                                                  Report Page
                                                                  -----------

              The Raymond Corporation and Subsidiaries:

              Report of Independent Auditors                         17

              Consolidated Balance Sheets -
              December 31, 1993, 1992, 1991                          18 - 19

              Consolidated Statements of Income - Years ended
              December 31, 1993, 1992, 1991                          20

              Consolidated Statements of Shareholders' Equity -
              Years ended December 31, 1993, 1992, 1991              21

              Consolidated Statements of Cash Flows - Years
              ended December 31, 1993, 1992, and 1991                22 - 23


              Notes to Consolidated Financial Statements             24 - 32


      2. The following Consolidated Financial Statement Schedules of The Raymond Corporation and Subsidiaries are required by Item 14(d):

                                                                     10-K
                                                                  Report Page
                                                                  -----------

              Schedule II  -  Amounts Receivable from                21 - 23
                              Related Parties
                              Years ended December 31, 1993,
                              1992, 1991

              Schedule III  - Condensed Financial Information        24 - 29
                              of Registrant -
                              The Raymond Corporation
                              Years ended December 31, 1993,
                              1992, 1991

                                                                     10-K
                                                                  Report Page
                                                                  -----------

              Schedule VIII - Valuation and Qualifying Accounts      30 - 32
                              Years ended December 31, 1993,
                              1992, 1991

              Schedule IX   - Short-Term Borrowings                  33
                              Years ended December 31, 1993,
                              1992, 1991

              Schedule X    - Supplementary Income Statement         34
                              Information
                              Years ended December 31, 1993,
                              1992, 1991

              Schedule XIII - Other Investments                      35
                              Year ended December 31, 1993

              All other schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission have been omit-ted because they are not applicable or not required under the related instructions or because the information has been furnished elsewhere in the financial statements.

          (b) No report on Form 8-K was filed by the registrant during the fourth quarter of its fiscal year ending December 31, 1993.

          (c) Exhibits (numbered in accordance with Item 601 of Regulation
              S-K):

               Exhibit
                  #                 Description
               -------              -----------

               3.1 Restated and Amended Certificate of Incorporation of The Raymond Corporation. Filed as Exhibit 3.1 to the 1991 Form 10-K Annual Report of the Company and incor-porated herein by reference.

               3.2 Bylaws of the Company, as amended, dated January 1, 1993. Filed as Exhibit 3.2 to the 1992 Form 10-K Annual Report of the Company and incorporated herein by reference.

              10.1 Agreement of Sale and Escrow Instructions dated as of October 28, 1990 between Raymond Production Systems and Community Services Development Corporation. Filed as Exhibit 10.17 to the 1990 Form 10-K Annual Report of the Company and incorporated herein by reference.

              10.2 Joint Venture Agreement dated August 1, 1991 between Caterpillar Industrial Inc., and The Raymond Corpora-tion. Filed as Exhibit 10.18 to the 1991 Form 10-K Annual Report of the Company and incorporated herein by reference.

              10.3 First Amendment to Joint Venture Agreement dated August 1, 1991 between Caterpillar Industrial, Inc. and The Raymond Corporation dated October 22, 1992. Filed as Exhibit 10.18 to the 1992 Form 10-K Annual Report of the Company and incorporated herein by reference.

              10.4 Manufacture Agreement dated September 9, 1991 between Material Handling Associates, Inc. and The Raymond Corporation. Filed as Exhibit 10.19 to the 1992 Form 10-K Annual Report of the Company and incorporated herein by reference.

              10.5 Agreement between The Raymond Corporation and B.T. Industries AB dated April 15, 1992. Filed as Exhibit
                     10.20 to the 1992 Form 10-K Annual Report of the Company and incorporated herein by reference.

              10.6 Raymond Leasing Corporation Senior Note Agreement dated as of March 1, 1987.

              10.7 Raymond Leasing Corporation Revolving Line of Credit dated April 30, 1992.

              10.8 Raymond Leasing Corporation Senior Note Agreement dated as of November 1, 1991. Filed as Exhibit 10.22 to the 1992 Form 10-K Annual Report of the Company and incorporated herein by reference.

               Exhibit
                  #                 Description
               -------              -----------

              11.    Statement re computation of per share earnings.

              13. Annual Report to Shareholders for the year ended Decem-ber 31, 1993.

              18. Letter dated February 7, 1992 from Ernst & Young re: change in accounting principles. Filed as Exhibit 18 to the 1991 Form 10-K Annual Report of the Company and incorporated herein by reference.

              19. Filed Form 8 Report dated September 11, 1992. Filed as Exhibit 19 to the 1992 Form 10-K Annual Report of the Company and incorporated herein by reference.

              21. Subsidiaries (Direct and Indirect) of The Raymond Corporation for the year ending December 31, 1993.

              23.    Consent of Independent Auditors dated February 8,
                     1994.

              24.    Power of Attorney of Directors dated March 5, 1994.

              99.    The Company's 1994 Proxy Statement for the Annual
                      Meeting of Shareholders to be held on April 30, 1994.

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
                  ---------------------------------------------
              10.9 Consulting Agreement effective as of January 1, 1994 between Lee J. Wolf and The Raymond Corporation.

              10.10 Consulting Agreement effective as of January 1, 1994 between Christian D. Gibson and The Raymond Corpora-tion.

              10.11 Employment Agreement dated as of May 15, 1985 by and between George G. Raymond, Jr. and The Raymond Corpo-ration. Filed as Exhibit 10.7 to the 1990 Form 10-K Annual Report of the Company and incorporated herein by reference.

              10.12  Amendment to the Employment Agreement between George
                     G. Raymond, Jr. and The Raymond Corporation dated December 1, 1988.

              10.13 Second Amendment to the Employment Agreement between George G. Raymond, Jr. and The Raymond Corporation dated June 14, 1991. Filed as Exhibit 10.14 to the 1991 Form 10-K Annual Report of the Company and incor-porated herein by reference.

              10.14 Third Amendment to the Employment Agreement between George G. Raymond, Jr. and The Raymond Corporation dated December 31, 1992.

               Exhibit
                  #                 Description
               -------              -----------

              10.15 Fourth Amendment to the Employment Agreement between George G. Raymond, Jr. and The Raymond Corporation dated December 31, 1993.

              10.16 Employment Agreement dated as of November 3, 1987 be-tween Ross K. Colquhoun and The Raymond Corporation. Filed as Exhibit 10.10 to the 1990 Form 10-K Annual Report of the Company and incorporated herein by reference.

              10.17  Sample form of Employment Agreement between The
                     Raymond Corporation and Company Vice Presidents. Filed as Exhibit 10.8 to the 1991 Form 10-K Annual Report of the Company and incorporated herein by reference.

              10.18  Retirement Benefits Equalization Plan filed as Exhibit
                     10.8 to the 1989 Form 10-K Annual Report of the Company and incorporated herein by reference.

              10.19 Stock Option Plan (1991) adopted May 4, 1991 at the Annual Meeting of Shareholders. Filed as Exhibit 10.6 to the 1991 Form 10-K Annual Report of the Company and incorporated herein by reference.

              10.20 The Raymond Corporation Savings Plan effective January 1, 1986, amended and restated as of January 1, 1993.

              10.21 The Raymond Corporation Deferred Compensation Plan for Exempt Employees ratified and approved by the Board of Directors on June 22, 1979. Filed as Exhibit 10.13 to the 1992 Form 10-K Annual Report of the Company and incorporated herein by reference.

              10.22 The Raymond Corporation Officer Performance Bonus Plan Formula. Filed as Exhibit 10.15 to the 1992 Form 10-K Annual Report of the Company and incorporated herein by reference.

              10.23 Profit Sharing Retirement Plan of The Raymond Corpora-tion, Plan A, dated January 1, 1976, revised July 23, 1993.

              10.24 Profit Sharing Retirement Plan for Salaried Employees of The Raymond Corporation, Plan B, dated January 1, 1976, revised July 23, 1993.

              10.25 The Raymond Corporation Pension Plan effective January 1, 1989, amended July 28, 1993.

      SIGNATURES
      ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Date:  March 5, 1994                   THE RAYMOND CORPORATION
                                           -----------------------------
                                                   (Registrant)


                                            By: /s/ Ross K. Colquhoun
                                               ------------------------
                                                Ross K. Colquhoun
                                                President and
                                                Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

      By: /s/ Ross K. Colquhoun             By:  /s/ William B. Lynn
          --------------------------           -----------------------------
          Ross K. Colquhoun                     William B. Lynn
          President, Chief Executive            Executive Vice President
          Officer and Director                  Principal Financial Officer

      Date: 03/05/94                        Date: 03/05/94

                             By:  /s/ John F. Everts
                                 ---------------------
                                   John F. Everts
                                 Corporate Controller
                                   Date:  03/05/94

      By: /s/ George G. Raymond, Jr.        By: /s/ Arthur M. Richardson
         -----------------------------          ----------------------------
      George G. Raymond, Jr., Chairman      Arthur M. Richardson, Director
      Date: 03/05/94                        Date: 03/05/94

      By: /s/ Christian D. Gibson           By: /s/ M. Richard Rose
         -----------------------------         -----------------------------
      Christian D. Gibson, Director         M. Richard Rose, Director
      Date: 03/05/94                        Date: 03/05/94


      By: /s/ John E. Mott                  By: /s/ Daniel F. Senecal
         -----------------------------         -----------------------------
      John E. Mott, Director                Daniel F. Senecal, Director
      Date: 03/05/94                        Date: 03/05/94


      By: /s/ Michael R. Porter             By: /s/ Robert L. Tarnow
         ----------------------------          ----------------------------
      Michael R. Porter, Director           Robert L. Tarnow, Director
      Date: 03/05/94                        Date: 03/05/94

                            By: /s/ Lee J. Wolf
                                ------------------------
                                Lee J. Wolf, Director
                                  Date: 03/05/94

        THE RAYMOND CORPORATION AND SUBSIDIARIES

        SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES

        Year Ending December 31, 1993


               COL. A                  COL. B        COL. C             COL. D                 COL. E
        ---------------------         ---------    ----------    --------------------    -----------------------
                                                                      Deductions             Balance at
                                      Balance at                    (1)         (2)         End of Period
                                      Beginning                               Written      (1)          (2)
              Debtor                  Of Period     Additions    Collected      Off      Current     Non current
        ---------------------         ---------    ----------    --------------------    -----------------------

        The Raymond Corporation
          and Subsidiaries:

          George G. Raymond Jr. (A)   $150,252      $  -0-       $  -0-      $    -0-    $    -0-    $150,252


          Ross K. Colquhoun (B)        200,000         -0-        200,000         -0-         -0-         -0-


        (A) Mr. Raymond has given a non-interest bearing note, payable upon demand, and has pledged stock as collateral against this debt.


        (B) Mr. Colquhoun had given a five year unsecured note with interest at the applicable federal rate. In 1993, principle and accrued interest was paid in full.

        THE RAYMOND CORPORATION AND SUBSIDIARIES

        SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES

        Year Ending December 31, 1992






               COL. A                  COL. B        COL. C             COL. D                   COL. E
        ---------------------         ---------    ----------    --------------------    -------------------------
                                                                      Deductions               Balance at
                                      Balance at                    (1)         (2)           End of Period
                                      Beginning                               Written      (1)            (2)
              Debtor                  Of Period     Additions    Collected      Off      Current       Non current
        ---------------------         ---------    ----------    --------------------    -------------------------

        The Raymond Corporation
          and Subsidiaries:

          George G. Raymond Jr. (A)  $150,252      $  -0-        $  -0-       $    -0-     $    -0-    $150,252


          Ross K. Colquhoun (B)       200,000         -0-           -0-            -0-          -0-     200,000

        (A) Mr. Raymond has given a non-interest bearing note, payable upon demand, and has pledged stock as collateral against this debt.

        (B) Mr. Colquhoun has given a five year unsecured note with interest at the applicable federal rate. Terms provide for payment of principal and accrued interest in April 1994.

        THE RAYMOND CORPORATION AND SUBSIDIARIES

        SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES

        Year Ending December 31, 1991




               COL. A                  COL. B        COL. C             COL. D                   COL. E
        ---------------------         ---------    ----------    --------------------    -------------------------
                                                                      Deductions               Balance at
                                      Balance at                    (1)         (2)           End of Period
                                      Beginning                               Written      (1)            (2)
              Debtor                  Of Period     Additions    Collected      Off      Current       Non current
        ---------------------         ---------    ----------    --------------------    -------------------------

        The Raymond Corporation
          and Subsidiaries:

          George G. Raymond Jr. (A)   $150,252     $  -0-        $  -0-       $    -0-   $    -0-       $150,252

          David E. Sonn (B)            124,375        -0-         124,375          -0-        -0-            -0-

          Ross K. Colquhoun (C)        200,000        -0-           -0-            -0-        -0-        200,000


        (A) Mr. Raymond has given a non-interest bearing note, payable upon demand, and has pledged stock as collateral against this debt.

        (B) Mr. Sonn had a mortgage note outstanding at December 31, 1990, the interest rate of which was the previous month's average prime rate. At December 31, 1990 the entire balance of the mortgage note was called by The Raymond Corporation and the full amount was collected in 1991.

        (C) Mr. Colquhoun has given a five year unsecured note with interest at the applicable federal rate. Terms provide for payment of principal and accrued interest in April 1994.

  THE RAYMOND CORPORATION AND SUBSIDIARIES

  SCHEDULE III - Condensed Financial Information of Registrant
                    - The Raymond Corporation

  Years ended December 31, 1993, 1992 and 1991

  Condensed Balance Sheets
  ------------------------

                                                         Year Ended
                                                        December 31,
                                       ---------------------------------------------
                                           1993             1992            1991
                                       ---------------------------------------------
  Assets

  Current Assets

  Cash                                 $ 23,288,779    $    509,450    $  2,610,972

  Accounts Receivable (including
  $10,783,692, $9,123,915 and
  $8,330,123 due from unconsolidated
  investees in 1993, 1992 and 1991
  respectively) less allowances
  ($658,573 in 1993, $281,374 in
  1992 and $235,859 in 1991).            24,020,182      20,022,888      19,155,726

  Inventories                            20,881,441      21,778,761      17,980,782

  Other Current Assets                    2,391,774       2,315,176       1,791,078
                                       --------------------------------------------
            Total Current Assets         70,582,176      44,626,275      41,538,558

  Property Plant & Equipment             34,614,998      33,459,192      32,650,877
  Allowance for Depreciation            (23,157,955)    (22,458,868)    (20,826,129)
                                        -------------------------------------------
                                         11,457,043      11,000,324      11,824,748

  Investment in and Advances to
  Wholly Owned Subsidiaries and
  Unconsolidated Investees               71,840,705      57,859,933      56,023,796

  Other Assets                            4,710,396       3,173,078       3,492,510
                                       --------------------------------------------
                  Total Assets         $158,590,320    $116,659,610    $112,879,612
                                       ============    ============    ============


  The accompanying notes are a part of the financial statements.

  THE RAYMOND CORPORATION AND SUBSIDIARIES

  SCHEDULE III - Condensed Financial Information of Registrant
                    - The Raymond Corporation

  Years ended December 31, 1993, 1992 and 1991

  Condensed Balance Sheets
  ------------------------

                                                           Year Ended
                                                          December 31,
                                             -------------------------------------------
                                                1993            1992            1991
                                             -------------------------------------------
  Liabilities and Shareholders' Equity

  Current Liabilities                       $ 24,400,522    $ 26,128,784    $ 39,517,118

  Long-term Debt and Capitalized
  Lease Obligations (Note B)                  57,500,000      17,500,000       1,162,500

  Other Non-Current Liabilities                3,637,085       3,583,499       4,101,340

  Shareholders' Equity
     Common Stock                              9,072,866       9,028,446       9,023,592
     Other Shareholders' Equity               63,979,847      60,418,881      59,075,062
                                            --------------------------------------------
         Total Shareholders' Equity           73,052,713      69,447,327      68,098,654
                                            --------------------------------------------
  Total Liabilities and
  Shareholders' Equity                      $158,590,320    $116,659,610    $112,879,612
                                            ============    ============    ============

  The accompanying notes are a part of the financial statements.

  THE RAYMOND CORPORATION AND SUBSIDIARIES

  SCHEDULE III - Condensed Financial Information of Registrant
                    - The Raymond Corporation

  Years ended December 31, 1993, 1992 and 1991

  Condensed Statements of Income
  ------------------------------

                                                           Year Ended
                                                          December 31,
                                             ------------------------------------------
                                                1993            1992            1991
                                             ------------------------------------------

  Net Sales                                 $104,674,179    $92,704,297     $86,965,879
  Other Income, Net                            4,263,995      3,222,292       4,569,561
                                            -------------------------------------------
        Total Revenues                       108,938,174     95,926,589      91,535,440

  Cost of Sales                               82,096,813     72,350,608      69,877,974
  Selling, General and
  Administrative Expenses (Includes
  Research & Development costs of
  $4,251,000 in 1993, $2,557,000 in
  1992 and $4,382,000 in 1991)                24,313,057     21,462,376      23,997,428

  Interest Expense                             1,557,297      1,302,262       2,989,566
                                            -------------------------------------------
  Total Cost of Sales and Expenses           107,967,167     95,115,246      96,864,968

  Income (Loss) Before Taxes and
  Equity in Earnings of Wholly
  Owned Subsidiaries and
  Unconsolidated Investees                       971,007        811,343      (5,329,528)

  Income Tax Expense (Benefit)                   428,657        297,037      (2,014,393)

  Equity in Net Income of Wholly
  Owned Subsidiaries and
  Unconsolidated Investees                     4,464,463      3,446,700       1,789,774
                                            -------------------------------------------
  Net Income (Loss)                         $  5,006,813    $ 3,961,006     $(1,525,361)
                                            ============    ===========     ============

  The accompanying notes are a part of the financial statements.

  THE RAYMOND CORPORATION AND SUBSIDIARIES

  SCHEDULE III - Condensed Financial Information of Registrant
                    - The Raymond Corporation

  Years ended December 31, 1993, 1992 and 1991

  Condensed Statements of Cash Flow
  ---------------------------------

                                                           Year Ended
                                                          December 31,
                                            --------------------------------------------
                                                1993            1992            1991
                                            --------------------------------------------

  Net Cash (Used For) Provided by
  Operating Activities                      $ (4,029,263)   $ (2,272,983)    $ 7,875,839

  Cash Flows from Investing Activities

   Additions to Property Plant and
    Equipment                                 (2,603,489)     (1,207,171)     (3,662,579)
   Proceeds from Sales of
    Property Plant and Equipment                 136,336           5,200           6,190
   Investment and Advances to Wholly
    Owned Subsidiaries and
    Unconsolidated Investees                 (10,198,517)        131,905      14,332,563
                                            --------------------------------------------
  Net Cash (Used For) Provided By
  Investing Activities                       (12,665,670)     (1,070,066)     10,676,174

  Cash Flows from Financing Activities

   Net Additional Repayments
    under Lines of Credit                            -0-     (11,000,000)     (2,800,000)

   Repayment of Long-Term Debt               (38,812,500)     (5,281,012)    (13,234,643)

   Cash Dividends Paid                               -0-             -0-             -0-

   Capital Stock Transactions, Net              (213,238)         22,539          (5,547)

   Proceeds from Long-Term Debt               78,500,000      17,500,000             -0-
                                            --------------------------------------------
  Net Cash Provided by (Used for)
  Financing Activities                        39,474,262       1,241,527     (16,040,190)

  Increase (Decrease) in Cash                 22,779,329      (2,101,522)      2,511,823

  Cash Balance at January 1                      509,450       2,610,972          99,149
                                            --------------------------------------------
  Cash Balance at December 31               $ 23,288,779    $    509,450     $ 2,610,972
                                            ============    ============     ===========

  The accompanying notes are part of the financial statements.

  THE RAYMOND CORPORATION AND SUBSIDIARIES

  SCHEDULE III - Condensed Financial Information of Registrant
                    - The Raymond Corporation

  Years ended December 31, 1993, 1992 and 1991

  Notes to Condensed Financial Statements
  ---------------------------------------
  NOTE A - Basis of Presentation

  In the parent company-only financial statements, the Company's investment in subsidiaries and unconsolidated investees is stated at cost plus equity in undistributed earnings of the subsidiaries and unconsolidated investees since the date of acquisition. Parent company-only financial statements should be read in conjunction with the Company's consolidated financial statements.


  NOTE B - Long-Term Debt and Capital Lease Obligations

  Long Term Debt
  --------------                          1993           1992          1991
                                       ---------------------------------------

  Various notes, repaid in 1993       $       -0-    $17,812,500    $  625,000
  Various notes, repaid in 1992               -0-            -0-     4,350,000
  6.5% convertible debentures due
   December 15, 2003. Interest is
   payable semi-annually.              57,500,000            -0-           -0-
                                       ---------------------------------------
      Total Long Term Debt             57,500,000     17,812,500     4,975,000
                                       ---------------------------------------

  Capitalized Lease Obligations
  -----------------------------
   Various leases, repaid in 1992             -0-            -0-       618,572
                                       ---------------------------------------
   Total Capitalized Lease Obligations        -0-            -0-       618,572
                                       ---------------------------------------
  Total Long-Term Debt and
   Capitalized Lease Obligations       57,500,000     17,812,500     5,593,572
    Less Current Portion                      -0-        312,500     4,431,072
                                       ---------------------------------------
  Long-Term Portion of Debt and
  Capitalized Lease Obligations       $57,500,000    $17,500,000    $1,162,500
                                      ===========    ===========    ==========


  The 6.5% convertible debentures at December 31, 1993, are convertible into shares of common stock at a rate of approximately 53.76 shares for each $1,000 principal amount of debentures. These debentures are redeemable at prices ranging from 103.5% of principal to par depending upon the redemption date. The debentures are convertible at any time prior to maturity and are redeemable any time on or after December 15, 1996, in whole or in part, at the option of the Company.

  THE RAYMOND CORPORATION AND SUBSIDIARIES

  SCHEDULE III - Condensed Financial Information of Registrant
                    - The Raymond Corporation


  Years ended December 31, 1993, 1992 and 1991

  Notes to Condensed Financial Statements  (cont'd)
  ---------------------------------------

  NOTE C - Guarantee

  Raymond Leasing Corporation, a wholly-owned subsidiary of the Company, has a $16,000,000 long-term debt obligation outstanding at December 31, 1993. Under terms of the debt agreement, the Company has guaranteed the payment of all principal and interest.


  NOTE D - Dividends from Subsidiaries and Investees

  Cash dividends paid to The Raymond Corporation from unconsolidated investees accounted for under the equity method were $682,208 in 1993, $1,478,658 in 1992 and $0 in 1991. Cash dividends paid to The Raymond Corporation by subsidiaries were $334,000 in 1993, and $0 for 1992 and 1991.

        THE RAYMOND CORPORATION AND SUBSIDIARIES

        SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

        Year Ending December 31, 1993

              COL. A                 COL. B               COL. C               COL. D           COL. E
        ----------------------     -----------   ------------------------    ----------      -----------
                                                         Additions
                                                 ------------------------
                                                     (1)          (2)
                                    Balance at    Charged to     Charged       Deductions        Balance at
                                    Beginning     Costs and      to Other         from            Close of
        Description                 Of Period      Expenses      Accounts        Reserve           Period
        ----------------------     ----------    -----------     --------      ----------        -----------
        The Raymond Corporation
        and Subsidiaries:

          Allowance for doubtful
          accounts & losses on
          investment in leases       $1,239,427    $  646,984                  $   158,671 -B    $1,727,740
                                     ==========    ==========                  ===========       ==========

        Service agreements           $1,380,973    $3,597,039                  $ 3,240,793 -A    $1,737,219
        Insurance reserves            4,161,786     7,382,545                    6,779,985 -C     4,764,346
                                     ----------   -----------                  -----------       ----------
                                     $5,542,759   $10,979,584                  $10,020,778       $6,501,565
                                     ==========   ===========                  ===========       ==========

        A - Warranty & maintenance costs charged against reserve.

        B - Bad debt write-offs charged against reserve.

        C - Insurance costs charged against reserve, including for the first time the activity of self-insured retention for workers' compensation.

        THE RAYMOND CORPORATION AND SUBSIDIARIES

        SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

        Year Ending December 31, 1992




              COL. A                   COL. B               COL. C               COL. D               COL. E
        ----------------------       -----------   ------------------------    ----------          -----------
                                                           Additions
                                                   ------------------------
                                                       (1)          (2)
                                      Balance at    Charged to     Charged       Deductions        Balance at
                                      Beginning     Costs and      to Other         from            Close of
        Description                   Of Period      Expenses      Accounts        Reserve           Period
        ----------------------       ----------    -----------     --------      ----------        -----------

        The Raymond Corporation
        and Subsidiaries:

          Allowance for doubtful
          accounts & losses on
          investment in leases       $1,192,460    $1,200,229                   $1,153,262 -B      $1,239,427
                                     ==========    ==========                   ==========         ==========

        Service agreements           $1,323,787    $2,781,682                   $2,724,496 -A      $1,380,973
        Insurance reserves            4,043,609     5,073,790                    4,955,613 -C       4,161,786
                                     ----------    ----------                   ----------         ----------
                                     $5,367,396    $7,855,472                   $7,680,109         $5,542,759
                                     ==========    ==========                   ==========         ==========

        A - Warranty & maintenance costs charged against reserve.

        B - Bad debt write-offs charged against reserve.

        C - Insurance costs charged against reserve.

        THE RAYMOND CORPORATION AND SUBSIDIARIES

        SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

        Year Ending December 31, 1991

              COL. A                   COL. B               COL. C               COL. D               COL. E
        ----------------------       -----------   ------------------------    ----------          -----------
                                                           Additions
                                                   ------------------------
                                                       (1)          (2)
                                      Balance at    Charged to     Charged       Deductions        Balance at
                                      Beginning     Costs and      to Other         from            Close of
        Description                   Of Period      Expenses      Accounts        Reserve           Period
        ----------------------       ----------    -----------     --------      ----------        -----------

        The Raymond Corporation
        and Subsidiaries:

          Allowance for doubtful
          accounts & losses on
          investment in leases       $1,113,607    $  858,632                   $  779,779 -B      $1,192,460
                                     ==========    ==========                   ==========         ==========

        Service agreements           $1,398,034    $2,557,103                   $2,631,350 -A      $1,323,787
        Insurance reserves            4,028,393     6,090,073                    6,074,857 -C       4,043,609
                                     ----------    ----------                   ----------         ----------
                                     $5,426,427    $8,647,176                   $8,706,207         $5,367,396
                                     ==========    ==========                   ==========         ==========

        A - Warranty & maintenance costs charged against reserve.

        B - Bad debt write-offs charged against reserve.

        C - Insurance costs charged against reserve.

        THE RAYMOND CORPORATION AND SUBSIDIARIES

        SCHEDULE IX--SHORT-TERM BORROWINGS

        Years Ending December 31, 1993, 1992 and 1991


              COL. A                     COL. B          COL. C      COL. D           COL. E         COL. F
         ---------------------         ----------      ----------  ----------      -----------   -------------
                                                                     Maximum         Average       Weighted
                                                       Weighted      Amount          Amount        Average
                                       Balance at       Average    Outstanding     Outstanding   Interest Rate
         Category of Aggregate           End of        Interest    During the      During the      During the
         Short-Term Borrowings           Period          Rate        Period         Period (1)     Period (2)
         ---------------------         ----------      ----------  ----------      -----------   -------------
        Year ended December 31, 1991
          Bank notes/commercial
           paper
            Raymond Corp. and
             subsidiaries              $15,152,788     7.20%       $27,086,473     $19,770,517      7.80%


        Year ended December 31, 1992
          Bank notes/commercial
           paper
            Raymond Corp. and
             subsidiaries              $ 2,000,000     6.38%       $17,633,888     $15,186,302      6.01%


        Year ended December 31, 1993
          Bank notes/commercial
           paper
            Raymond Corp. and
             subsidiaries              $       -0-      N/A        $ 9,000,000     $ 5,035,425      6.07%

        (1) The average amount outstanding during the period was computed by multiplying principal by number of days debt was outstanding and dividing the total by 365 days.

        (2) The weighted average interest rate during the period was computed by dividing actual interest expense by average short-term debt outstanding.

        THE RAYMOND CORPORATION AND SUBSIDIARIES

        SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

        Years ending December 31, 1993, 1992 and 1991


                          COL. A                                 COL. B
       -----------------------------------------         ---------------------
                                                            Charged to Costs
                           Item                               and Expenses
       -----------------------------------------         ---------------------

        The Raymond Corporation and subsidiaries:
          Maintenance and repairs:

              1991                                             $2,147,380
              1992                                             $1,862,759
              1993                                             $2,307,860

        Amounts for depreciation and amortization of intangible assets, preoperating cost and similar deferrals; taxes, other than payroll and income; advertising costs; and royalty costs for The Raymond Corporation and subsidiaries, are not presented, as such amounts are less than 1% of total revenue.

        THE RAYMOND CORPORATION AND SUBSIDIARIES

        SCHEDULE XIII--OTHER INVESTMENTS

        Year ending December 31, 1993


                COL. A                  COL. B          COL. C        COL. D           COL. E
        ----------------------     ---------------    ----------    -----------   -----------------
                                                                                  Amount at Which
                                                                                  Each Portfolio of
                                      Number of                       Market      Equity Security
                                      Shares or                     Value of      Issues and Each
                                   Units-Principal                  Each Issue    Other Security
            Name of Issuer and     Amounts of Bonds     Cost of     At Balance    Issue Carried in
           Title of Each Issue        and Notes       Each Issue    Sheet Date    the Balance Sheet
        ----------------------     ---------------    ----------    -----------   -----------------
        G.N. Johnston Equipment
        Co. Ltd.                 466 Shares     $   449,234       (1)           $ 4,596,936

          Other Amounts Due         $  679,860           679,860                         679,860
                                                     -----------                     -----------
                                                       1,129,094                       5,276,796
                                                     -----------                     -----------

        Associated Material
        Handling Industries, Inc.   6,428 Shares     $   777,673       (1)           $   728,453


        Investments in other
        dealerships                                  $ 3,394,763       (1)           $ 3,366,733
          Other amounts due         $4,840,000         4,840,000                       4,840,000
                                                     -----------                     -----------
                                                     $ 8,234,763                     $ 8,206,733
                                                     -----------                     -----------
                                                     $10,141,530                     $14,211,982
                                                     ===========                     ===========

        (1)  Market value quotations are not available.