Form 10-Q
period 1994-03-31
RAYMOND CORP
filed 1994-05-13
CIK 82231

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549
                   __________________________________


                              FORM-10Q

          (MARK ONE)
          X   - QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994 OR
              - TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________



          Commission File Number    0-2129
                   __________________________________



                        THE RAYMOND CORPORATION
          (Exact name of registrant as specified in its charter)

                 SOUTH CANAL STREET, GREENE, NEW YORK 13778
          (Address of registrants's principal executive office)

                 (607) 656-2311
          (Registrant's telephone number)

                 New York                    15-0372290
          (State of Incorporation)        (I.R.S. Employer
                                       Identification Number)




                         __________________________________

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sectons 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
  for the past 90 days.                              Yes_X___    No____



       The number of shares of common stock outstanding as of April 30, 1994 was 6,329,856.

                        THE RAYMOND CORPORATION


                           INDEX to FORM-10Q

                                                                           Page

  PART  I. FINANCIAL INFORMATION

      Item 1 - Financial Statements

             Condensed Consolidated Balance Sheets - March 31, 1994 and     3-4
               December 31, 1993

            Condensed Consolidated Statements of Income - Quarters        5
               ended March 31, 1994 and 1993

            Condensed Consolidated Statements of Cash Flows - Quarters    6-7
               ended March 31, 1994 and 1993

            Notes to Condensed Consolidated Financial Statements          8

      Item 2 - Management's Discussion and Analysis of Financial          9-13
            Condition and Results of Operations

      Exhibit 11 - Computation of per share earnings                      14



  PART II. OTHER INFORMATION

      Item 6 - Exhibits and Reports on Form 8-K                           15



      Signature                                                           15

                        Part I - Financial Information
                        Item I - Financial Statements
THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    (unaudited)            (note)
ASSETS                                                3/31/94             12/31/93
- - -------------------------------------------------------------------------------------
Manufacturing Current Assets:
  Cash and cash equivalents                        $17,014,195           $28,642,434
  Accounts receivable, net                          26,426,189            26,114,905
  Inventories                                       29,586,791            25,603,622
  Recoverable income taxes                             288,759               131,129
  Deferred income taxes*                             4,269,935             4,019,935
  Prepaid expenses and other current assets          7,222,457             4,812,483
                                                  ------------          ------------
          Total Manufacturing Current Assets        84,808,326            89,324,508

  Investments in and advances to unconsolidated
           investees, at equity                     16,780,168            14,211,982
  Property, plant and equipment, net                15,310,683            15,369,221
  Other non-current assets                           5,366,619             5,502,334
                                                  ------------          ------------
          Total Manufacturing Assets               122,265,796           124,408,045
                                                  ------------          ------------
Financial Services:
  Cash and cash equivalents                             10,127                12,054
  Investment in leases, net                         64,168,139            63,820,909
  Rental equipment, net                              2,369,364             2,237,327
  Other assets                                         250,292               270,367
                                                  ------------          ------------
          Total Financial Services Assets           66,797,922            66,340,657
                                                  ------------          ------------
Total Assets                                      $189,063,718          $190,748,702
                                                  ============          ============

  * Includes both manufacturing and financial services.

 Note: The December 31, 1993 balance sheet has been derived from audited financial statements

The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES

                                                    (unaudited)            (note)
LIABILITIES AND SHAREHOLDERS' EQUITY                  3/31/94             12/31/93
                                                  ------------          ------------
Manufacturing Current Liabilities:
  Notes payable                                             $0                    $0
  Current portion of long-term debt                          0                     0
  Accounts payable                                   9,416,652             8,879,845
  Accrued liabilities                               13,982,582            11,619,488
                                                  ------------          ------------
          Total Manufacturing Current Liabilities   23,399,234            20,499,333

  Long-term debt                                    57,500,000            57,500,000
  Deferred income taxes*                             4,463,654             4,236,268
  Other liabilities                                  1,928,866             1,772,297
                                                  ------------          ------------
          Total Manufacturing Liabilities           87,291,754            84,007,898
                                                  ------------          ------------
Financial Services:
  Income taxes* and accrued expenses                 1,992,913             1,571,591
  Notes payable - banks                              4,375,000             4,687,500
  Notes payable - insurance companies               21,715,000            27,429,000
                                                  ------------          ------------
          Total Financial Services Liabilities      28,082,913            33,688,091
                                                  ------------          ------------
SHAREHOLDERS' EQUITY
  Common stock (6,048,577 shares issued
      in 1993 and 1992)                              9,072,866             9,072,866
  Stock dividend distributable (302,429 shares)        453,643                     0
  Capital surplus                                   12,613,486             7,699,014
  Retained earnings                                 54,849,480            58,213,804
  Cumulative translation adjustments                (2,988,111)           (1,620,658)
  Treasury stock, at cost                             (312,313)             (312,313)
                                                  ------------          ------------
          Total Shareholders' Equity                73,689,051            73,052,713
                                                  ------------          ------------
Total Liabilities and Shareholders' Equity        $189,063,718          $190,748,702
                                                  ============          ============

  *Includes both manufacturing and financial services.

 Note: The December 31, 1993 balance sheet has been derived from audited financial statements

The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (UNAUDITED)

 3 Month period ended March 31,                           1994                  1993
                                                      ------------          ------------
REVENUES
  Net sales                                            $48,186,517           $37,520,680
  Rental revenues                                          386,213               263,845
  Lease finance revenues                                 1,629,040             1,722,371
  Other income                                           1,005,096               256,560
                                                      ------------          ------------
          Total revenues                                51,206,866            39,763,456
                                                      ------------          ------------
COSTS AND EXPENSES
  Cost of sales                                         37,101,542            29,388,655
  Cost of rentals                                          445,635               397,576
  Selling, general and administrative                    6,966,931             6,516,811
  Interest expense
    Lease financing                                        683,141               784,424
    Other                                                  990,118               361,206
  Other expenses                                         1,595,009             1,010,409
                                                      ------------          ------------
          Total costs and expenses                      47,782,376            38,459,081
                                                      ------------          ------------
INCOME BEFORE TAXES, AND EQUITY IN NET
   EARNINGS OF UNCONSOLIDATED INVESTEES                  3,424,490             1,304,375

Income tax expense                                       1,449,067               568,878
                                                      ------------          ------------
Income before equity in net
   earnings of unconsolidated investees                  1,975,423               735,497
Equity in net earnings of unconsolidated investees          28,368               (88,128)
                                                      ------------          ------------
NET INCOME                                               2,003,791               647,369
                                                      ============          ============

NET INCOME PER SHARE:
   Primary                                                  $0.32                  $0.10 *
                                                     ============           ============
   Fully Diluted                                            $0.27                  $0.10 *
                                                     ============           ============

               *  Adjusted for the 1994 5% stock dividend


The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     (UNAUDITED)

  3 Month period ended March 31,                            1994               1993
                                                      ------------        ------------
  CASH FLOWS FROM OPERATING ACTIVITIES
  ------------------------------------
  Net income                                            $2,003,791           $647,369
  Adjustments to reconcile net income to net cash
   used for operating activities:
  Depreciation and amortization                          1,045,604          1,027,375
  Provision for losses on accounts receivable
   and investment in leases                                210,000            167,999
  Earnings of unconsolidated investees,
   net of dividends                                        (28,368)            88,128
  Foreign currency transaction gains                      (523,639)            (2,831)
  Acquisition of rental equipment                         (435,705)          (523,895)
  Gains on dispositions of rental equipment               (195,670)          (143,548)
  Proceeds from rental fleet sales                         282,755            369,489
  (Gains) losses on sale of property, plant
   and equipment                                             3,137             (4,643)
  Other items, net                                         173,224            267,068
  Changes in operating assets and liabilities:
     Increase in accounts receivable                      (465,521)        (3,383,609)
     Increase in investment in leases                     (452,230)           (24,271)
     Increase in inventories, prepaid expenses
       and other current assets                         (6,826,845)          (643,253)
     Increase in accounts payable and
       accrued expenses                                  3,529,254             12,950
                                                      ------------        ------------
  Net cash used for
      operating activities                              (1,680,213)        (2,145,672)
                                                      ------------        ------------

  CASH FLOWS FROM INVESTING ACTIVITIES
  ------------------------------------
  Additions to property, plant and equipment              (814,567)          (901,308)
  Proceeds received from sales of property,
    plant and equipment                                          0             59,002
  Investment in, and advances to, unconsolidated
    investees                                           (2,806,096)        (1,466,286)
                                                      ------------        ------------
  Net cash used for
      investing activities                              (3,620,663)        (2,308,592)
                                                      ------------        ------------

The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
     (UNAUDITED)


 3 Month period ended March 31,                           1994                 1993
                                                      ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
- - ------------------------------------
  Net additional borrowings under
     lines of credit                                             0            6,000,000
  Repayment of long term debt                           (6,026,500)          (3,207,288)
  Capital stock transactions, net                                0             (223,299)
                                                      ------------         ------------
  Net cash (used for) provided by
     financing activities                               (6,026,500)           2,569,413

  Effect of foreign currency rate fluctuations on
   cash and cash equivalents                              (302,790)              38,711
                                                      ------------         ------------
  Decrease in cash and cash equivalents                (11,630,166)          (1,846,140)
   Cash and cash equivalents at January 1,              28,654,488            4,965,745
                                                      ------------         ------------
   Cash and cash equivalents at March 31,              $17,024,322           $3,119,605
                                                      ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
- - ------------------------------------------------
  Cash paid during the year for:
  Income taxes                                          $1,208,520           $1,657,782
  Interest                                                 590,445              803,856


The accompanying notes are a part of the financial statements.

               THE RAYMOND CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


 1.  Basis of Presentation
- - --------------------------

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the Company's financial statements and notes thereto in its 1993 Annual Report to Shareholders which is incorporated by reference in its Annual Report on Form 10-K for the year ended December 31, 1993. The ac-companying financial statements have not been examined by independent accountants, but in the opinion of management such financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to summarize fairly the Company's financial position at March 31, 1994 and results of operations for the three month period then ended. The results of operations for the interim period presented may not be in-dicative of the results that may be expected for the year.


2. Inventories
- - --------------

  The composition of inventories were:

                                    3/31/94            12/31/93
                                 -----------         ------------
          Raw materials          $11,214,981           $9,197,663
          Work in process         17,485,970           15,617,577
          Finished goods             885,840              788,382
                                 -----------          -----------
                                 $29,586,791          $25,603,622
                                 ===========          ===========


3.  Stock Dividend
- - ------------------

  On March 5, 1994, the Board of Directors declared a five percent stock dividend on the Company's outstanding common stock. On April 14, 1994, shareholders of record as of March 31, 1994 received one additional share of stock for each twenty shares held. Earnings per share and weighted average shares outstanding have been restated to reflect the five percent stock dividend.

                        Part I - Financial Information
                        Item 2 - Management's Discussion and Analysis of
                                 Financial Condition and Operating Results



  A summary of the period changes in the principal items included on the consolidated statements of income is shown below: (in thousands)



 Comparison of the changes from the 3 month period ended March 31, 1994 to March 31, 1993

                                              Amount         %
                                              -------     -------

TOTAL REVENUES                                $11,443          29%
                                              -------     -------

COSTS AND EXPENSES:
  Cost of revenues                              7,761          26%
  Selling, general and administrative             450           7%
  Interest expense                                527          46%
  Other expenses, net                             585          58%
                                              -------     -------
          Total costs and expenses              9,323          24%
                                              -------     -------

INCOME BEFORE PROVISION FOR TAXES               2,120         163%

PROVISION FOR INCOME TAXES                        880         155%
                                              -------     -------
INCOME BEFORE EQUITY IN EARNINGS
   OF UNCONSOLIDATED INVESTEES                  1,240         169%


EARNINGS OF UNCONSOLIDATED INVESTEES              116         132%
                                              -------     -------

NET INCOME                                     $1,356         210%
                                              =======     =======

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   THE RAYMOND CORPORATION AND SUBSIDIARIES


                Three Months ended March 31, 1994 compared to
                      Three Months ended March 31, 1993
                --------------------------------------------

       Revenues
       --------
       Total revenues for the three months ended March 31, 1994 in-creased by approximately $11.4 million, or 28.8% to $51.2 million from $39.8 million for the three months ended March 31, 1993.

       The substantial growth in revenues was primarily the result of continued, enthusiastic customer acceptance of the Company's products and increased sales efforts through D.A.R.T. (the Dealer Alliance for Recruiting and Training), the Company's program to improve and expand the sales force at the Dealership level. Expanded sales into new markets through M.H.A., our 50% owned joint venture company with Mitsubishi Caterpillar Forklift America, Inc., and O.E.M. agreements, as well as favorable foreign currency exchange gains, have also contributed to the growth in revenues.


       Cost of Sales
       -------------
       For the first quarter of 1994, cost of sales as a percentage of net sales was 77.0% as compared to 78.3% for the first quarter of 1993.

       The decrease in cost of sales as a percentage of net sales in the first three months of 1994 resulted primarily from lower manufac-turing costs for the Company's products achieved through continu-ing research and development efforts and manufacturing efficien-cies. In addition, the continued shift in product mix toward the new higher margin Intellidrive products and increased shipment levels permitting fixed overhead costs to be allocated over a larger shipment base contributed to the improvements in the cost of sales percentage for the first three months of 1994.


       Selling, General and Administrative Expenses
       --------------------------------------------
       For the first quarter of 1994, selling, general and administra-tive expenses increased by approximately $0.5 million or 6.9% to $7.0 million from $6.5 million in the first quarter of 1993.

       As a percentage of total revenues, these expenses actually de-creased from 16.4% in the first quarter of 1993 to 13.6% for the same period in 1994.

          The dollar increase reflects additional expenses incurred to support the growth in sales volume and increased research and development activities associated with the Company's continued product development. However, the Company's continued efforts to contain costs in order to better focus its resources have result-ed in reduced selling, general and administrative costs as a percentage of total revenues.


      Interest Expense
      ----------------
      Lease financing operations are conducted through Raymond Leasing Corporation, a wholly-owned subsidiary of the Company. Lease financing interest expense was approximately $0.7 million (41.9% of lease finance revenue) in the quarter ended March 31, 1994 as compared with approximately $0.8 million (45.5% of lease finance revenue) in the comparable quarter in 1993. The decline in inter-est expense in 1994 reflects the decline in average borrowings for financial services.

      Other interest expense of $1.0 million in the quarter ended March 31, 1994, incurred by the Manufacturing divisions, increased by $0.6 million or 174.1% compared to the $0.4 million incurred for the same period in 1993. The increase in 1994 reflects the in-creased average borrowings attributable to the issuance of $57.5 million of 6.5% convertible debentures in December 1993.


      Other Expenses
      --------------
      Other expenses, which consist primarily of cash discounts allowed dealers for the timely payment of invoices, increased by approxi-mately $0.6 million to $1.6 million in the quarter ended March 31, 1994 from $1.0 million for the same period in 1993.

      The increase is primarily due to additional profit sharing accru-als and cash discounts allowed as a result of the increased profitability and sales volume achieved in the first quarter of 1994.


      Income Tax Expense
      ------------------
      During all periods reported, U.S. and foreign income tax provi-sions were computed using the respective expected annual effec-tive tax rates.


      Earnings of Unconsolidated Investees
      ------------------------------------
      The Company's primary unconsolidated investee is G.N. Johnston Equipment Co. Ltd. ("Johnston"), which is 45% owned by R.H.E.
      Ltd., a wholly-owned subsidiary of the Company. Johnston is the exclusive Canadian distributor for all of the Company's products with sales and service outlets in the principal business regions of the Dominion of Canada. Other unconsolidated investees include several Dealerships located throughout the United States.

       Equity in earnings of unconsolidated investees increased by approximately $0.1 million to a breakeven level for the quarter ended March 31, 1994 compared to the $0.1 million loss reported for the same period in 1993. Costs incurred in the first quarter of 1993 relating to the transition of the Denver based Dealership were not incurred in 1994.


       Stock Dividend
       --------------
       On March 5, 1994, the Board of Directors declared a 5% stock dividend on the Company's outstanding common stock. On April 14, 1994, shareholders of record as of March 31, 1994 received one additional share of stock for each twenty shares held. Earnings per share and weighted average shares outstanding have been restated to reflect the 5% stock dividend.


       Order Backlog
       -------------
       New equipment orders for the first quarter of 1994 were a record $53.5 million, up 27.5% from the $41.9 million for the first quarter of 1993.

       The backlog (unfilled new equipment orders) was a record $57.6 million at March 31, 1994, up 58.4% from the $36.3 million back-log reported for the same period last year and up $5.3 million from the backlog reported on December 31, 1993.


       Liquidity and Sources of Capital
       --------------------------------
       At March 31, 1994, the Company's manufacturing working capital was $61.4 million and its ratio of manufacturing current assets to manufacturing current liabilities was 3.6 to 1. At March 31, 1994, the Company and Raymond Leasing Corporation, its wholly-owned leasing subsidiary, had cash and cash equivalents of $17.0 million and unused lines of credit aggregating $24.2 million, of which $10.6 million was available solely to Raymond Leasing Corporation.

       For the three months ended March 31, 1994, $1.7 million was used to fund operating activities compared to the $2.1 million used to fund operating activities for the comparable 1993 period.  This change is primarily attributable to the increase in cash from operating profits, net of non-cash foreign currency transaction gains and earnings of unconsolidated investees realized in  the first quarter of 1994 compared to the same period in 1993.  Net cash used for investing activities increased $1.3 million for the first three months of 1994 compared to the first three months of 1993. The increase reflects additional investments and financing provided to Dealerships to enable them to invest in the salespeo-ple and other resources necessary to increase their market share and profitability. Net cash used for financing activities of $6.0 million for the first three months of 1994 reflects the acceler-ated repayment of higher interest rate financial services debt from the proceeds of the convertible debentures.

       At March 31, 1994, the Company had no material capital expendi-ture commitments. As discussed in Note E to the Consolidated Financial Statements in the 1993 Annual Report to Shareholders, Raymond Leasing Corporation is subject to certain debt agreements that limit distributions to the Company. These restrictions are not expected to affect the Company's ability to meet its cash requirements. The Company anticipates no changes in circumstances which would result in any material decrease or deficiency in the Company's liquidity or sources of capital.

                            THE RAYMOND CORPORATION
                                   EXHIBIT 11
                        COMPUTATION OF PER SHARE EARNINGS

                                           (In thousands except per share data.)

           3 Month period ended March 31,       1994               1993
                                            ------------        ------------
PRIMARY

  Average shares outstanding                       6,330               6,316 (2)

  Net effect of dilutive stock options-
    based on the treasury stock method
    using average market price                        57                  48
                                            ------------        ------------
          Total                                    6,387               6,364
                                            ============        ============
  Net income                                      $2,004                $647
                                            ============        ============

  Per share amount                           (1)   $0.31               $0.10 (2)
                                            ============        ============
FULLY DILUTED

  Average shares outstanding                       6,330               6,316 (2)

  Net effect of dilutive stock options-
    based on the treasury stock method using
    the period end market price, if higher
    than average market price                         57                  60

  Assumed conversion of 6.50% convertible
    subordinated debentures                        3,246                 ---
                                            ------------        ------------
          Total                                    9,633               6,376
                                            ============        ============

  Net income                                      $2,004                $647

  Add 6.50% convertible subordinated
    debentures interest, net of federal
    income tax effect                                617                 ---
                                            ------------        ------------
          Total                                   $2,621                $647
                                            ============        ============

  Per share amount                                 $0.27               $0.10
                                            ============        ============

(1) Per share amounts reported in the consolidated financial statements of $0.32 for 1994 excluded the net effect of dilutive stock options as the aggregate dilution from these securities was immaterial (less than three percent of earnings per common share outstanding).

(2)   Adjusted for the 1994 five percent stock dividend.

                   Part II - Other Information



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------

    B)  Reports on Form 8-K.

      There were no reports on Form 8-K filed for the three months ended March 31, 1994.




                          Signature
                          ---------


Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         THE RAYMOND CORPORATION



Date:  May 13, 1994                      by: /s/ William B. Lynn
     -----------------                       --------------------------------
                                             William B. Lynn
                                             Executive Vice President
                                             (Principal Financial Officer)