Form 10-Q
period 1994-06-30
RAYMOND CORP
filed 1994-08-12
CIK 82231

              SECURITIES AND EXCHANGE COMMISSION

	            Washington, D.C. 20549
	        __________________________________


	                  FORM-10Q

	(MARK ONE)
	X   -  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	       OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
	       QUARTERLY PERIOD ENDED JUNE 30, 1994 OR
	    -  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
	       OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
	       TRANSITION PERIOD FROM ________ TO _________


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
		                              Identification Number)

	         __________________________________

	     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sectons 13 or 15(d) of the Securites Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
	for the past 90 days.                          Yes_X___    No____


	     The number of shares of common stock outstanding as of July 31, 1994 was 6,329,954.

		              THE RAYMOND CORPORATION


		                 INDEX to FORM-10Q



PART  I. FINANCIAL INFORMATION			                        Page
                                        		               -----
    Item 1 - Financial Statements

      Condensed Consolidated Balance Sheets - June 30, 1994
        and December 31, 1993		                               3 - 4

      Condensed Consolidated Statements of Income - Quarters
        and Six Month Periods ended June 30, 1994 and
        June 30, 1993		                                           5

      Condensed Consolidated Statements of Cash Flows - Six Month
        Periods ended June 30, 1994 and June 30, 1993.		       6 - 7

      Notes to Condensed Consolidated Financial Statements                 8

    Item 2 - Management's Discussion and Analysis of Financial
      Condition and Results of Operations		              9 - 13

    Exhibit 11 - Earnings per share computation		                  14




PART II	. OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote of Security Holders          15

    Item 6 - Exhibits and Reports on Form 8-K			          16

    Signature			                                          16

		              Part I - Financial Information
		              Item I - Financial Statements
THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

			                              (unaudited)	(note)
ASSETS			                                6/30/94	       12/31/93
- - --------------------------------------------------------------------------------
Manufacturing Current Assets:
  Cash and cash equivalents		              $ 13,999,250  $ 28,642,434
  Accounts receivable, net		                26,975,749    26,114,905
  Inventories		                                28,855,647    25,603,622
  Recoverable income taxes		                        0        131,129
  Deferred income taxes*		                4,369,935      4,019,935
  Prepaid Expenses and other current assets		8,031,128      4,812,483
       		                                     ____________   ____________
       Total Manufacturing Current Assets	       82,231,709     89,324,508

  Investments in and advances to unconsolidated
    investees, at equity	                       15,980,356     14,211,982
  Property, plant and equipment, net 		       15,773,958     15,369,221
  Other non-current assets		                5,144,124      5,502,334
                                                     ____________   ____________
       Total Manufacturing Assets	              119,130,147    124,408,045
			                             ____________   ____________
Financial Services:
  Cash and cash equivalents		                   10,243         12,054
  Investment in leases, net		               70,142,901     63,820,909
  Rental equipment, net		                        2,391,532      2,237,327
  Other assets		                                  254,002 	 270,367
			                             ____________   ____________
       Total Financial Services Assets	               72,798,678     66,340,657
			                             ____________   ____________
Total Assets			                     $191,928,825   $190,748,702
                                                     ============   ============

	*Includes both manufacturing and financial services.


Note: The December 31, 1993 balance sheet has been derived from audited financial statements


The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES

                                   		        (unaudited)     	(note)
LIABILITIES AND SHAREHOLDERS' EQUITY		          6/30/94	       12/31/93
- - ---------------------------------------------------------------------------------------
Manufacturing Current Liabilities:
  Accounts payable		                       $  8,012,421 	   $  8,879,845
  Accrued liabilities		                         15,938,441 	     11,619,488
			                               ____________	   ____________
       Total Manufacturing Current Liabilities	         23,950,862 	     20,499,333

  Subordinated convertible debentures	                 57,500,000 	     57,500,000
  Deferred income taxes*		                  4,363,861 	      4,236,268
  Other liabilities		                          2,084,385 	      1,772,297
			                               ____________	   ____________
       Total Manufacturing Liabilities	                 87,899,108 	     84,007,898
			                               ____________	   ____________
Financial Services:
  Income taxes* and accrued expenses		          2,092,711 	      1,571,591
  Notes payable - banks		                          4,062,500 	      4,687,500
  Notes payable - insurance companies		         21,715,000 	     27,429,000
			                               ____________	   ____________
       Total Financial Services Liabilities	         27,870,211 	     33,688,091
			                               ____________	   ____________
SHAREHOLDERS' EQUITY
  Common stock (6,351,006 issued in 1994;
    6,048,577 issued in 1993)		                  9,526,509 	      9,072,866
  Capital surplus		                         12,614,044 	      7,699,014
  Retained earnings		                         57,306,955 	     58,213,804
  Cumulative translation adjustments		         (2,977,807)	     (1,620,658)
  Treasury stock, at cost		                   (310,195)	       (312,313)
			                               ____________	   ____________
       Total Shareholders' Equity	                 76,159,506 	     73,052,713
			                               ____________	   ____________
Total Liabilities and Shareholders' Equity             $191,928,825 	   $190,748,702
			                               ============	   ============

	*Includes both manufacturing and financial services.

Note: The December 31, 1993 balance sheet has been derived from audited financial statements


The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                        		                	  3 Month period ended 	       6 Month period ended
			                                                June 30,	             June 30,
			                                           1994	        1993	      1994            1993
			                                       ____________  ____________   ____________  ____________
REVENUES
  Net sales		                                       $55,955,850   $37,982,492    $104,142,367   $75,503,172
  Rental revenues		                                   380,729       362,696  	 766,942       626,541
  Lease finance revenues 		                         1,625,113     1,665,105       3,254,153     3,387,476
  Other income		                                           615,104 	 637,919       1,620,200       894,479
			                                       ____________   ____________  ____________   ____________
     Total revenues	                                        58,576,796    40,648,212     109,783,662    80,411,668
			                                       ____________   ____________  ____________   ____________
COSTS AND EXPENSES
  Cost of sales		                                        43,483,409    29,888,745      80,584,951    59,277,400
  Cost of rentals		                                   449,974 	 435,173   	 895,609       832,749
  Selling, general and administrative		                 7,118,873     6,385,023      14,085,804    12,901,834
  Interest expense
    Lease financing		                                   555,734 	 773,783       1,238,875     1,558,207
    Other		                                           977,374 	 469,517       1,967,492       830,723
  Other expenses		                                 2,008,193     1,065,700       3,603,202     2,076,109
			                                       ____________   ____________  ____________   ____________
     Total costs and expenses	                                54,593,557    39,017,941     102,375,933    77,477,022
			                                       ____________   ____________  ____________   ____________
INCOME BEFORE TAXES, AND EQUITY IN NET
   EARNINGS OF UNCONSOLIDATED INVESTEES			         3,983,239     1,630,271       7,407,729     2,934,646

Income tax expense			                         1,591,168 	 700,137       3,040,235     1,269,015
			                                       ____________   ____________  ____________   ____________
Income before equity in net
   earnings of unconsolidated investees			         2,392,071 	 930,134       4,367,494     1,665,631
Equity in net earnings of unconsolidated investees                  71,891 	 100,353         100,259 	12,225
			                                      ____________    ____________  ____________   ____________

NET INCOME 			                               $ 2,463,962   $ 1,030,487    $  4,467,753   $ 1,677,856
			                                      ============  ============    ============   ============
NET INCOME PER SHARE
  Primary			                                     $0.39 	   $0.16*    	   $0.71         $0.27*
			                                      ============  ============    ============   ============
  Fully Diluted			                                     $0.32 	   $0.16* 	   $0.59 	 $0.26*
			                                      ============  ============    ============   ============

	     *   Adjusted for the 1994 5% stock dividend




The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	   (UNAUDITED)



6 Month period ended June 30,		                         	1994	      1993
			                                            ____________  ____________
CASH FLOWS FROM OPERATING ACTIVITIES
____________________________________
  Net income 			                                     $ 4,467,753   $ 1,677,856
  Adjustments to reconcile net income to net cash
   used for operating activities:
     Depreciation and amortization		                       2,054,370     2,017,257
     Provision for losses on accounts receivable
       and investment in leases		                                 405,000       258,968
     Earnings of unconsolidated investees,
       net of dividends		                                        (100,259)      (12,225)
     Foreign currency transaction gains		                        (621,208)     (230,081)
     Acquisition of rental equipment		                      (1,062,685)   (1,027,132)
     Gains on dispositions of rental equipment		                (233,476)     (253,873)
     Proceeds from rental fleet sales		                         723,550       578,129
     Gains on sale of property, plant and equipment		          (4,363)	(4,643)
     Other items, net		                                         334,405      (332,414)
     Changes in operating assets and liabilities:
       Increase in accounts receivable		                      (1,122,998)   (2,852,313)
       (Increase)/Decrease in investment in leases                    (6,516,992)      845,509
       Increase in inventories, prepaid expenses
         and other current assets		                      (6,706,744)     (282,285)
       Increase/(Decrease) in accounts payable
	 and accrued expenses		                               4,181,942    (1,350,437)
			                                            ____________  ____________
     Net cash used for operating activities		              (4,201,705)     (967,684)
			                                            ____________  ____________
CASH FLOWS FROM INVESTING ACTIVITIES
____________________________________

  Additions to property, plant and equipment			      (1,992,076)   (2,746,131)
  Proceeds received from sales of property,
    plant and equipment			                                   7,500 	59,002
  Investment in, and advances to, unconsolidated
    investees     			                              (1,925,672)   (1,409,713)
                                                                    ____________  ____________
    Net cash used for investing activities			      (3,910,248)   (4,096,842)
 			                                            ____________  ____________

The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
	   (UNAUDITED)



6 Month period ended June 30,		                        	1994    	1993
			                                            ____________    ____________
CASH FLOWS FROM FINANCING ACTIVITIES
____________________________________
  Net additional borrowings under
   lines of credit			                                       0      3,000,000
  Repayment of long term debt			                      (6,339,000)    (4,993,116)
  Capital stock transactions, net			                   2,676       (213,238)
  Proceeds from long term debt			                               0      5,000,000
			                                            ____________   ____________
	Net cash (used for) provided by financing
          activities			                              (6,336,324)     2,793,646

  Effect of foreign currency rate fluctuations on
   cash and cash equivalents			                        (196,718)	(65,890)
			                                            ------------   ------------
  Decrease in cash and cash equivalents			             (14,644,995)    (2,336,770)
  Cash and cash equivalents at January 1,			      28,654,488      4,965,745
			                                            ------------   ------------
  Cash and cash equivalents at June 30,			             $14,009,493    $ 2,628,975
			                                            ============   ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
________________________________________________

  Cash paid during the year for:
    Income taxes		                                     $ 2,617,431    $ 2,587,759
    Interest		                                             $ 3,252,433    $ 2,258,144

The accompanying notes are a part of the financial statements.

		     THE RAYMOND CORPORATION AND SUBSIDIARIES
		NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
		                 (UNAUDITED)






1.    Basis of Presentation
- - ---   ---------------------

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the Company's financial statements and notes thereto in its' 1993 Annual Report to Shareholders which is incorporated by reference in its' Annual Report on Form 10-K for the year ended December 31, 1993. The accompanying financial statements have not been examined by independant accountants, but in the opinion of management such financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to summarize fairly the Company's financial position at June 30, 1994 and results of operations for the three and six month periods then ended.
      The results of operations for the interim periods presented may not be indicative of the results that may be expected for the year.



2.    Inventories
- - ---   -----------

      The composition of inventories were:

	                		 6/30/94       12/31/93
                                       --------------------------
		Raw materials	       $11,941,825    $ 9,197,663
		Work in process	        15,986,778     15,617,577
		Finished goods	           927,044 	  788,382
                                       --------------------------
			               $28,855,647    $25,603,622
                                       ==========================

3.	Stock Dividend
- - ---	--------------

	On March 5, 1994, the Board of Directors declared a five percent stock dividend on the Company's outstanding common stock. On April 14, 1994, shareholders of record as of March 31, 1994 received one additional share of stock for each twenty shares held. 1993 earnings per share and weighted average shares outstanding have been restated to reflect the five percent stock dividend.

           Part I - Financial Information
           Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operations



A summary of the period changes in the principal items included in the consolidated statements of income is shown below: (in thousands)

			                            Changes from		        Changes from
			                       3 Month period ended 		    6 Month period ended
			                         June 30, 1993 to		      June 30, 1993 to
			                       3 Month period ended 		    6 Month period ended
			                          June 30, 1994		                June 30, 1994

			                         AMOUNT	      %	                       AMOUNT	   %
			                        _______    _______	               _______  _______
TOTAL REVENUES		                        $17,929 	44%	               $29,372 	     37%
                              			_______	   _______	               _______  _______

COSTS AND EXPENSES:
   Cost of sales	                         13,609 	45%	                21,370 	     36%
   Selling, general and administrative	            734 	11%	                 1,184 	      9%
   Interest expense	                            290 	23%	                   818 	     34%
   Other expenses, net	                            943 	88%	                 1,527 	     74%
			                        _______	   _______	               _______  _______
TOTAL COSTS AND EXPENSES		         15,576 	40%	                24,899 	     32%
			                        _______	   _______	               _______  _______

INCOME BEFORE PROVISION FOR TAXES		  2,353        144%	                 4,473 	    152%

PROVISION FOR INCOME TAXES		            891        127%	                 1,771 	    140%
			                        _______	   _______	               _______  _______
INCOME BEFORE EQUITY IN EARNINGS
 OF UNCONSOLIDATED INVESTEES		          1,462        157%	                 2,702 	    162%

EARNINGS OF UNCONSOLIDATED INVESTEES		    (28)       -28%	                    88 	    720%

			                        _______	   _______	               _______  _______
NET INCOME		                        $ 1,434        139%	               $ 2,790 	    166%
			                        =======	   =======	               =======  =======

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            THE RAYMOND CORPORATION AND SUBSIDIARIES


        Three Months and Six Months ended June 30, 1994 compared
        --------------------------------------------------------
        to Three Months and Six Months ended June 30, 1993.
        ---------------------------------------------------

        Revenues

                Total revenues for the three months ended June 30, 1994 increased by approximately $18.0 million, or 44% to $58.6 million from $40.6 million for the three months ended June 30, 1993.

                Total revenues were $109.8 million for the first six months of 1994, up $29.4 million or 37% from the $80.4 million reported for the first six months of 1993.

                The substantial growth in revenues reflects the overall growth in the North American lift truck market as well as the Company's increased marketshare attained through continued customer acceptance of the Company's innovative products and ongoing sales efforts through D.A.R.T. (the Dealer Alliance for Recruiting and Training), the Company's program to improve and expand the sales force at the Dealership level. Expanded sales through Material Handling Associates, Inc., our 50% owned joint venture company with Mitsubishi Caterpillar Forklift America, Inc., and O.E.M. agreements have contributed to the growth in revenues. Additionally, increased revenues have been realized through the National Accounts Program which, working in cooperation with the Dealer Network, offers selected large customers single source coordination of their materials handling equipment and service needs.

        Cost of Sales

                For the second quarter of 1994, cost of sales as a percentage of net sales was 77.7% as compared to 78.7% for the second quarter of 1993.

                Cost of sales as a percentage of net sales improved to 77.4% in the first six months of 1994 from 78.5% in the comparable 1993 period.

                The decrease in cost of sales as a percentage of net sales in the first six months of 1994 resulted primarily from lower manufacturing and warranty costs for the Company's products achieved through continuing research and development efforts and improved manufacturing processes. In addition, increased shipment levels that permitted fixed overhead costs to be allocated over a larger shipment base contributed to the improvements in the cost of sales percentage for the first six months of 1994.

        Selling, General and Administrative Expenses

                Selling, general and administrative expenses during the quarter ended June 30, 1994 increased by approximately $.7 million to $7.1 million from $6.4 million in the quarter ended June 30, 1993. These expenses represented 12% of total revenues in the 1994 period as compared with 16% in the 1993 period.

                Selling, general and administrative expenses during the first six months of 1994 increased by approximately $1.2 million to $14.1 million from $12.9 million in the first six months of 1993. These expenses represented 13% of total revenues in the 1994 period as compared with 16% in the 1993 period.

                These dollar level increases resulted primarily from higher research and development costs associated with Raymond's continued product development and increased compensation and benefit accruals including costs associated with stock appreciation rights. However, the Company's continued efforts to contain costs and focus its resources have enabled it to reduce selling, general and administrative costs as a percentage of total revenues.

        Interest Expense

                Lease financing operations are conducted through Raymond Leasing Corporation, a wholly-owned subsidiary of the Company.

                Lease financing interest expense was approximately $0.6 million in the quarter ended June 30, 1994 as compared with approximately $0.8 million in the comparable quarter in 1993.

                Lease financing interest expense was $1.2 million in the first six months of 1994 as compared with the $1.6 million reported for the comparable period in 1993.

                The decline in this category of interest expense in 1994 reflects the decline in average external borrowings for financial services.

                Other interest expense incurred by the manufacturing divisions increased by approximately $0.5 million to $1.0 million in the quarter ended June 30, 1994 as compared to the same quarter in 1993. Other interest expense increased by approximately
        $1.2 million to $2.0 million in the first six months of 1994 from the $0.8 million reported in the first six months in 1993. The increase in both periods of 1994 reflects the increased average borrowings attributable to the issuance of $57.5 million of 6.5% convertible debentures in December 1993. The effect of the increased interest expense was minimized by increased investment income earned on the remaining proceeds of the debentures and reported in other income.

        Other Expenses

                Other expenses, which consist primarily of cash discounts allowed dealers for the timely payment of invoices and profit sharing, increased by approximately $0.9 million to $2.0 million in the quarter ended June 30, 1994 from $1.1 million for the same period in 1993.

                Other expenses of approximately $3.6 million in the first six months of 1994 increased by approximately $1.5 million from the $2.1 million reported for the same period in 1993.

                The increase is primarily due to additional profit sharing accruals and cash discounts allowed as a result of the increased profitability and sales volume achieved in the second quarter and first six months of 1994.


        Income Tax Expense

                During all periods reported, U.S. and foreign income tax provisions were computed using the respective expected annual effective tax rates.


        Earnings of Unconsolidated Investees

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

                Earnings of unconsolidated investees were approximately $0.1 million for the quarters ending June 30, 1994 and June 30, 1993. Earnings of unconsolidated investees were $0.1 million for the six month period ending June 30, 1994 compared to a break even level for the six month period ended June 30, 1993. Costs incurred in the first quarter of 1993 relating to certain dealership transitions were not incurred in 1994.

        Order Backlog

                New equipment orders for the second quarter and first six months of 1994 were the best of any quarter and six months in the Company's history, a record setting $56.2 million and $109.7 million, respectively. This compares with orders of $45.2 million and $87.1 million for the same periods in 1993.

                The backlog (unfilled new equipment orders) was a record $57.9 million at June 30, 1994, up 33% from the $43.5 million backlog reported for the same period last year and up $5.6 million from the backlog reported on December 31, 1993.

        Liquidity and Sources of Capital

                At June 30, 1994, the Company's manufacturing working capital was $58.3 million and its ratio of manufacturing current assets to manufacturing current liabilities was 3.4 to 1.0.
        At June 30, 1994, the Company and Raymond Leasing Corporation, a wholly-owned leasing subsidiary, had cash and cash equivalents of $14.0 million and unused lines of credit aggregating $24.6 million, of which $10.9 million was available solely to Raymond Leasing Corporation.

                For the six months ended June 30, 1994, $4.2 million was used to fund operating activities compared to the $1.0 million used to fund operating activities for the comparable 1993 period.
        The increase is primarily attributable to the increase in cash used to fund the growth of the lease portfolio, inventory and other working capital components.

                Net cash used for investing activities decreased $0.2 million for the first six months of 1994 compared to the first six months of 1993. The decrease reflects a decline in property, plant and equipment expenditures in 1994 which was partially offset by increases in investments in and financing provided to Dealerships to enable them to invest in the salespeople and other resources necessary to increase their market share and profitability. Net cash used for financing activities of $6.3 million for the first six months of 1994 reflects the accelerated repayment of higher interest rate financial services debt from the proceeds of the convertible debentures.

                At June 30, 1994, the Company had no material capital expenditure commitments. As discussed in Note E to the Consolidated Financial Statements in the 1993 Annual report to Shareholders, Raymond Leasing Corporation is subject to certain debt agreements that limit distributions to the Company. These restrictions are not expected to affect the Company's ability to meet its cash requirements. The Company anticipates no changes in circumstances which would result in any material decrease or deficiency in the Company's liquidity or sources of capital.

        Stock Dividend

                On March 5, 1994, the Board of Directors declared a 5% stock dividend on the Company's outstanding common stock. On
        April 14, 1994, shareholders of record as of March 31, 1994 received one additional share of stock for each twenty shares held.
        1993 earnings per share and weighted average shares outstanding have been restated to reflect the 5% stock dividend.

        Other Matters

                As planned, both of the Company's manufacturing plants will have a two week shutdown during the upcoming quarter. This will permit efficient scheduled maintenance of machinery, a time window for the rearrangement of work cells to further improve production flow and predictable scheduling of employee vacations. This planned shutdown will reduce third quarter shipments.

		         THE RAYMOND CORPORATION
		               EXHIBIT 11
		    Computation of Earnings per Share
		   (In thousands except per share data)

		                	  3 Month period ended 			  6 Month period ended
			                        June 30,			         June 30,
			                   1994	            1993	             1994           1993
PRIMARY		                	____________   ____________		____________    ____________
   Average shares outstanding		     6,330          6,325(1)	             6,330 	   6,320(1)

   Net effect of dilutive stock options -
    based on the treasury method
    using average market price		        69             58 	                63 	      53
			               ___________    ___________	       ___________   ___________
	Total	                             6,399 	    6,383 		     6,393 	   6,373
			               ===========    ===========	       ===========   ===========
   Net income		                    $2,464 	   $1,030 		    $4,468 	  $1,678
                		       ===========    ===========	       ===========   ===========

   Per share amount		             $0.39 	    $0.16(1)     	     $0.70 	   $0.26(1)
			                    ======	   ======		    ======	  ======
						                                          (2)     	(2)
FULLY DILUTED

   Average shares outstanding		     6,330 	    6,325(1)	             6,330 	   6,320(1)

   Net effect of dilutive stock options -
    based on the treasury method using
    the period end market price, if higher
    than average market price		        75 	       66 		        65 	      63

   Assumed conversion of 6.50% convertible
    subordinated debentures		     3,246 	      N/A		     3,246 	     N/A
			               ___________    ___________	       ___________   ___________
	Total	                             9,651 	    6,391 		     9,641 	   6,383
			               ===========    ===========	       ===========   ===========

   Net income		                    $2,464 	   $1,030 		    $4,468 	  $1,678

   Add 6.50% convertible subordinated
    debentures interest, net of federal
    income tax effect		               617            N/A	             1,233           N/A
			               ___________    ___________              ___________   ___________
	Total	                            $3,081 	   $1,030 		    $5,701 	  $1,678
			               ===========    ===========	       ===========   ===========

   Per share amount		             $0.32 	    $0.16 		     $0.59 	   $0.26
			                    ======	   ======		    ======	  ======

(1)  Adjusted for the 1994 five percent stock dividend.

(2) Per share amounts reported in the year to date consolidated financial statements of $0.71 in 1994 and $0.27 in 1993 excluded the net effect of dilutive stock options as the aggregate dilution from these securities was immaterial (less than three percent of earnings per common share outstanding).

		         Part II - Other Information


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
____________________________________________________________

     A) An Annual Meeting of Shareholders of the Raymond Corporation was held on Saturday, April 30, 1994.

     C) In the case of each individual nominee named below, authority to vote was withheld with respect to the number of shares shown opposite their name in Column 1, and each nominee received the number of votes set opposite their name in Column 2 for election as director of the Corporation.

		                   Column 1           	Column 2
Name of Nominee               Authority Withheld   Number of Votes for
- - ---------------               ------------------   -------------------
James F. Matthews                    21,451  		5,690,421
John E. Mott                         18,615  		5,693,257
Arthur M. Richardson                 21,026 		5,690,846

    The resolution to approve the appointment of Ernst & Young as auditors for the year 1994 was approved by the following vote:

		        FOR       -      5,696,871
		        AGAINST   -          7,218
		        ABSTAIN   -          7,784

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
_________________________________________

     B)  Reports on Form 8-K.

         There were no reports on Form 8-K filed for the three months ended June 30,1994.





                             Signature
                         _______________


Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   THE RAYMOND CORPORATION


Date: August 11, 1994                       by: /s/ William B. Lynn
     -----------------                          ------------------------------
                                                        William B. Lynn
                                                   Executive Vice President
                                                (Principal Financial Officer)