Form 10-Q
period 1994-09-30
RAYMOND CORP
filed 1994-11-14
CIK 82231

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549
                    __________________________________


                               FORM-10Q

           (MARK ONE)
           X   - QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                  QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994 OR
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






                    __________________________________
                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securites Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
           for the past 90 days.                              Yes_X___    No____


                The number of shares of common stock outstanding as of October 31, 1994 was 6,343,169.

                         THE RAYMOND CORPORATION


                            INDEX to FORM-10Q



    PART  I. FINANCIAL INFORMATION                                       Page
                                                                        ------
        Item 1 - Financial Statements

             Condensed Consolidated Balance Sheets - September 30, 1994
               and December 31, 1993                                      3 - 4

             Condensed Consolidated Statements of Income - Quarters
               and Nine Month Periods ended September 30, 1994 and
               September 30, 1993                                           5

             Condensed Consolidated Statements of Cash Flows - Nine Month
               Periods ended September 30, 1994 and September 30, 1993.   6 - 7

             Notes to Condensed Consolidated Financial Statements             8

        Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         9 - 13

        Exhibit 11 - Earnings per share computation                         14




    PART II. OTHER INFORMATION


        Item 6 - Exhibits and Reports on Form 8-K                           15

        Signature                                                           15

                         Part I - Financial Information
                         Item I - Financial Statements
THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (unaudited)    (note)
ASSETS                                               9/30/94     12/31/93
____________________________________________________________________________
Manufacturing Current Assets:
    Cash and cash equivalents                      $11,584,697  $28,642,434
    Accounts receivable, net                        30,791,001   26,114,905
    Inventories                                     30,325,318   25,603,622
    Recoverable income taxes                            ---         131,129
    Deferred income taxes*                           4,369,935    4,019,935
    Prepaid expenses and other current assets        7,832,677    4,812,483
                                                  ____________ ____________
           Total Manufacturing Current Assets       84,903,628   89,324,508

    Investments in and advances to unconsolidated
           investees, at equity                     16,563,369   14,211,982
    Property, plant and equipment, net              16,091,033   15,369,221
    Other non-current assets                         4,882,870    5,502,334
                                                  ____________ ____________
           Total Manufacturing Assets              122,440,900  124,408,045
                                                  ____________ ____________
Financial Services:
    Cash and cash equivalents                            8,940       12,054
    Investment in leases, net                       75,646,364   63,820,909
    Rental equipment, net                            2,511,226    2,237,327
    Other assets                                       280,252      270,367
                                                  ____________ ____________
           Total Financial Services Assets          78,446,782   66,340,657
                                                  ____________ ____________
Total Assets                                      $200,887,682 $190,748,702
                                                  ============ ============




    *Includes both manufacturing and financial services.


Note: The December 31, 1993 balance sheet has been derived from audited financial statements


The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES

                                                   (unaudited)    (note)
LIABILITIES AND SHAREHOLDERS' EQUITY                 9/30/94     12/31/93
____________________________________________________________________________
Manufacturing Current Liabilities:
    Accounts payable                               $10,033,103   $8,879,845
    Accrued liabilities                             18,273,193   11,619,488
                                                  ____________ ____________
           Total Manufacturing Current Liabilities  28,306,296   20,499,333

    Subordinated convertible debentures             57,500,000   57,500,000
    Deferred income taxes*                           4,529,051    4,236,268
    Other liabilities                                2,163,025    1,772,297
                                                  ____________ ____________
           Total Manufacturing Liabilities          92,498,372   84,007,898
                                                  ____________ ____________
Financial Services:
    Income taxes* and accrued expenses               3,496,599    1,571,591
    Notes payable - banks                            3,750,000    4,687,500
    Notes payable - insurance companies             21,715,000   27,429,000
                                                  ____________ ____________
           Total Financial Services Liabilities     28,961,599   33,688,091
                                                  ____________ ____________
SHAREHOLDERS' EQUITY
    Common stock (6,364,221 issued in 1994;
       6,048,577 issued in 1993)                     9,546,332    9,072,866
    Capital surplus                                 12,712,716    7,699,014
    Retained earnings                               59,460,381   58,213,804
    Cumulative translation adjustments              (1,981,523)  (1,620,658)
    Treasury stock, at cost                           (310,195)    (312,313)
                                                  ____________ ____________
           Total Shareholders' Equity               79,427,711   73,052,713
                                                  ____________ ____________
Total Liabilities and Shareholders' Equity        $200,887,682 $190,748,702
                                                  ============ ============




    *Includes both manufacturing and financial services.


Note: The December 31, 1993 balance sheet has been derived from audited financial statements


The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                  3 Month period ended                  9 Month period ended
                                                                     September 30,                         September 30,
                                                                   1994         1993                     1994         1993
                                                                ____________ ____________             ____________ ____________
REVENUES
    Net sales                                                  $51,412,533  $40,052,998             $155,554,900 $115,556,170
    Rental revenues                                                539,172      475,084                1,306,114    1,101,625
    Lease finance revenues                                       1,814,653    1,615,602                5,068,806    5,003,078
    Other income                                                   114,302      693,944                1,734,502    1,588,423
                                                              ____________ ____________             ____________ ____________
           Total Revenues                                       53,880,660   42,837,628              163,664,322  123,249,296
                                                              ____________ ____________             ____________ ____________
COSTS AND EXPENSES
    Cost of sales                                               40,612,545   31,547,736              121,197,496   90,825,136
    Cost of rentals                                                503,479      463,858                1,399,088    1,296,607
    Selling, general and administrative                          6,043,416    6,256,673               20,129,220   19,158,507
    Interest expense
      Lease financing                                              598,223      744,206                1,837,098    2,302,413
      Other                                                        991,761      417,425                2,959,253    1,248,148
    Other expenses                                               1,690,220    1,023,980                5,293,422    3,100,089
                                                              ____________ ____________             ____________ ____________
           Total Costs and Expenses                             50,439,644   40,453,878              152,815,577  117,930,900
                                                              ____________ ____________             ____________ ____________
INCOME BEFORE TAXES, AND EQUITY IN NET
   EARNINGS OF UNCONSOLIDATED INVESTEES                          3,441,016    2,383,750               10,848,745    5,318,396

    Income tax expense                                           1,381,413    1,055,338                4,421,648    2,324,353
                                                              ____________ ____________             ____________ ____________
    Income before equity in net
       earnings of unconsolidated investments                    2,059,603    1,328,412                6,427,097    2,994,043
    Equity in net earnings of unconsolidated investments            93,823      105,299                  194,082      117,524
                                                              ____________ ____________             ____________ ____________

NET INCOME                                                      $2,153,426   $1,433,711               $6,621,179   $3,111,567
                                                              ============ ============             ============ ============


NET INCOME PER SHARE
    Primary                                                          $0.34        $0.23*                   $1.05        $0.49*
                                                              ============ ============             ============ ============
    Fully Diluted                                                    $0.29        $0.22*                   $0.88        $0.49*
                                                              ============ ============             ============ ============

*Adjusted for the 1994 5% stock dividend.





The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       (UNAUDITED)





9 Month period ended September 30,                    1994         1993
                                                  ____________ ____________
CASH FLOWS FROM OPERATING ACTIVITIES
____________________________________

  Net income                                        $6,621,179   $3,111,567
  Adjustments to reconcile net income to net cash
   used for operating activities:
    Depreciation and amortization                    3,060,522    2,970,880
    Provision for losses on accounts receivable
     and investment in leases                          600,000      423,985
    Earnings of unconsolidated investees,
     net of dividends                                 (194,082)    (117,524)
    Foreign currency transaction gains                (188,434)    (678,835)
    Acquisition of rental equipment                 (1,575,155)  (1,356,345)
    Gains on dispositions of rental
     equipment                                        (460,917)    (382,384)
    Proceeds from rental fleet sales                 1,145,205      947,366
    (Gains)losses on sale of property, plant and
     equipment                                          (4,089)       7,696
    Other items, net                                   641,692   (1,991,086)
    Changes in operating assets and liabilities:
       Increase in accounts receivable              (4,900,296)  (6,029,276)
       (Increase)decrease in investment in leases  (12,110,456)      69,163
       (Increase)decrease in inventories and
         prepaid expenses                           (7,744,895)   1,203,567
       Increase in accounts payable and
         accrued expenses                            9,791,873    2,346,147
                                                  ____________ ____________
    Net cash (used for) provided by
          operating activities                      (5,317,853)     524,921
                                                  ____________ ____________



CASH FLOWS FROM INVESTING ACTIVITIES
____________________________________

  Additions to property, plant and equipment        (2,909,390)  (2,886,736)
   Proceeds received from sales of property,
    plant and equipment                                  7,500    3,096,168
  Investment in, and advances to, unconsolidated
    investees                                       (2,211,650)  (1,992,319)
                                                  ____________ ____________
    Net cash used for
          investing activities                      (5,113,540)  (1,782,887)
                                                  ____________ ____________


The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
       (UNAUDITED)




9 Month period ended September 30,                    1994         1993
                                                  ____________ ____________


CASH FLOWS FROM FINANCING ACTIVITIES
____________________________________

  Repayment of long term debt                       (6,651,500) (24,580,318)
  Proceeds from long term debt                               0   26,000,000
  Capital stock transactions, net                      121,171     (213,238)
                                                  ____________ ____________
    Net cash (used for) provided by financing
    activities                                      (6,530,329)   1,206,444
                                                  ------------ ------------
  Effect of foreign currency rate fluctuations
    on cash and cash equivalents                       (99,129)    (288,731)
                                                  ------------ ------------
  Decrease in cash and cash equivalents            (17,060,851)    (340,253)
  Cash and cash equivalents at January 1,           28,654,488    4,965,745
                                                  ------------ ------------
  Cash and cash equivalents at September 30,       $11,593,637   $4,625,492
                                                  ============ ============






SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
________________________________________________

  Cash paid during the year for:
    Income taxes, net of refunds                    $3,477,268   $3,483,671
    Interest                                        $3,583,200   $3,253,597


The accompanying notes are a part of the financial statements.

                THE RAYMOND CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)






1.  Basis of Presentation
- --- ---------------------

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the Company's financial statements and notes thereto in its 1993 Annual Report to Shareholders which is incorporated by reference in its Annual Report on Form 10-K for the year ended December 31, 1993. The ac-companying financial statements have not been examined by independent accountants, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position at Sept-ember 30, 1994 and results of operations for the three and nine month periods then ended.
    The results of operations for the interim periods presented may not be in-dicative of the results that may be expected for the year.



2.  Inventories
- --- -----------

    The composition of inventories were:

                                                     9/30/94     12/31/93
                                                  __________________________

           Raw materials                           $10,229,557   $9,197,663
           Work in process                          18,982,562   15,617,577
           Finished goods                            1,113,199      788,382
                                                  __________________________
                                                   $30,325,318  $25,603,622
                                                  ==========================


3.  Stock Dividend
- --- --------------

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

            Part I - Financial Information
            Item 2 - Management Discussion and Analysis of Financial
                     Condition and Results of Operations





A summary of the period changes in the principal items included in the consolidated statements of income is shown below:

                       (In thousands, except per share amounts)

                                                          Changes from              Changes from
                                                      3 Month period ended      9 Month period ended
                                                      September 30, 1993 to     September 30, 1993 to
                                                      3 Month period ended      9 Month period ended
                                                      September 30, 1994        September 30, 1994

                                                        AMOUNT         %          AMOUNT        %
                                                       _______      _______     _______      _______

    TOTAL REVENUES                                     $11,043           26%    $40,415           33%
                                                       _______      _______     _______      _______

    COSTS AND EXPENSES:
           Cost of sales                                 9,104           28%     30,475           33%
           Selling, general and administrative            (213)          -3%        971            5%
           Interest expense                                428           37%      1,246           35%
           Other expenses, net                             666           65%      2,193           71%
                                                       _______      _______     _______      _______
                                                         9,985           25%     34,885           30%
                                                       _______      _______     _______      _______

    INCOME BEFORE PROVISION FOR TAXES                    1,058           44%      5,530          104%

    INCOME TAX EXPENSE                                     326           31%      2,097           90%
                                                       _______      _______     _______      _______

                                                           732           55%      3,433          115%

    EARNINGS OF UNCONSOLIDATED INVESTEES                   (11)         -10%         77           66%

                                                       _______      _______     _______      _______
    NET INCOME                                            $721           50%     $3,510          113%
                                                       =======      =======     =======      =======


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          THE RAYMOND CORPORATION AND SUBSIDIARIES

Three Months and Nine Months ended September 30, 1994
- -----------------------------------------------------
compared to Three Months and Nine Months ended September 30, 1993.
- -----------------------------------------------------------------

Revenues
- --------

Total revenues for the three months ended September 30, 1994 increased by approximately $11.1 million, or 26% to $53.9 million from $42.8 million for the three months ended September 30, 1993.

Total revenues were $163.7 million for the first nine months of 1994, up $40.5 million or 33% from the $123.2 million reported for the first nine months of 1993.

The substantial growth in revenues reflects the overall growth in the North American lift truck market as well as the Company's increased efforts to expand distribution into different markets. Increased revenues have been realized through the National Accounts Program which, working in cooperation with the Dealer Network, offers selected large customers single source coordination of their materials handling equipment and service needs. Expanded sales through Material Handling Associates, Inc., our 50% owned joint venture company with Mitsubishi Caterpillar Forklift America, Inc., and O.E.M. (Original Equipment Manufacturer) agreements for products to be distributed both in the U.S. and Europe have also contributed to the growth in revenues.

The $0.6 million decline in the other income component of revenues in the third quarter of 1994 compared to the third quarter of 1993 reflects the net exchange gains and losses incurred by the Company's Canadian subsidiary. Foreign exchange exposure on international operations is limited primarily to the Canadian dollar and is minimized through the purchase of foreign currency exchange contracts.

Cost of Sales
- -------------

For the third quarter of 1994, cost of sales as a percentage of net sales was 79.0% as compared to 78.8% for the third quarter of 1993.

Cost of sales as a percentage of net sales improved to 77.9% in the first nine months of 1994 from 78.6% in the comparable 1993 period.

The third quarter 1994 cost of sales percentage was impacted as anticipated by the planned two week production shutdown for scheduled maintenance of machinery, rearrangement of work cells to further improve production flow and for predictable scheduling of employee vacations. Also, the percentage was impacted by a higher mix of lower margin products.

The decrease in cost of sales as a percentage of net sales in the first nine months of 1994 resulted primarily from lower manufacturing and warranty costs for the Company's products achieved through continuing research and development efforts and improved manufacturing processes. In addition, increased shipment levels that permitted fixed overhead costs to be allocated over a larger shipment base contributed to the improvement in the cost of sales percentage for the first nine months of 1994.

Selling, General and Administrative Expenses
- --------------------------------------------

Selling, general and administrative expenses of $6.0 million for the quarter ending September 30, 1994 were comparable to the $6.3 million reported in the quarter ended September 30, 1993. These expenses represented 11% of total revenues in the 1994 period as compared with 15% in the 1993 period.

Selling, general and administrative expenses during the first nine months of 1994 increased by approximately $0.9 million to $20.1 million from $19.2 million in the first nine months of 1993. These expenses represented 12% of total revenues in the 1994 period as compared with 16% in the 1993 period.

The dollar level increase for the nine months resulted primarily from increased shipment levels, higher marketing and research and development costs associated with Raymond's continued product development and increased benefit accruals including costs associated with stock appreciation rights. However, the Company's continued efforts to contain costs and focus its resources have enabled it to reduce selling, general and administrative costs as a percentage of total revenues.

Interest Expense
- ----------------

Lease financing operations are conducted through Raymond Leasing Corporation, a wholly-owned subsidiary of the Company.

Lease financing interest expense was approximately $0.6 million in the quarter ended September 30, 1994 as compared with approximately $0.7 million in the comparable quarter in 1993.

Lease financing interest expense was $1.8 million in the first nine months of 1994 as compared with the $2.3 million reported for the comparable period in 1993.

The decline in this category of interest expense in 1994 reflects the decline in average external borrowings for financial services.

Other interest expense incurred by the manufacturing divisions increased by approximately $0.6 million to $1.0 million in the quarter ended September 30, 1994 as compared to the same quarter in 1993. Other interest expense increased by approximately $1.8 million to $3.0 million in the first nine months of 1994 from the $1.2 million reported in the first nine months in 1993. The increase in both periods of 1994 reflects the increased average borrowings attributable to the issuance of $57.5 million of 6.5% convertible debentures in December 1993. The effect of the increased interest expense was minimized by increased investment income earned on the remaining proceeds of the debentures and reported in other income.

Other Expenses
- --------------

Other expenses, which consist primarily of cash discounts allowed dealers for the timely payment of invoices and profit sharing, increased by approximately $0.7 million to $1.7 million in the quarter ended September 30, 1994 from $1.0 million for the same period in 1993.

Other expenses of approximately $5.3 million in the first nine months of 1994 increased by approximately $2.2 million from the $3.1 million reported for the same period in 1993.

The increase is primarily due to additional profit sharing accruals and cash discounts allowed as a result of the increased profitability and sales volume achieved in the third quarter and first nine months of 1994.

Income Tax Expense
- ------------------

During all periods reported, U.S. and foreign income tax provisions were computed using the respective expected annual effective tax rates.

Earnings of Unconsolidated Investees
- ------------------------------------

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

Earnings of unconsolidated investees were approximately $0.1 million for the quarters ending September 30, 1994 and 1993 respectively. Earnings of unconsolidated investees were $0.2 million for the nine month period ending September 30, 1994 compared to $0.1 million for the nine month period ended September 30, 1993. Costs incurred in the first quarter of 1993 relating to certain Dealership transitions were not incurred in 1994.

Order Backlog
- -------------

New equipment orders for the third quarter and first nine months of 1994 were the best of any quarter and nine months in the Company's history, a record setting $69.3 million and $179.0 million, respectively. This compares with orders of $43.9 million and $131.0 million for the same periods in 1993.

The backlog (unfilled new equipment orders) was a record $75.7 million at September 30, 1994, up 60% from the $47.3 million backlog reported for the same period last year and up $23.4 million from the backlog reported on December 31, 1993.

Liquidity and Sources of Capital
- --------------------------------
At September 30, 1994, the Company's manufacturing working capital was $56.6 million and its ratio of manufacturing current assets to manufacturing current liabilities was 3.0 to 1.0. At September 30, 1994, the Company and Raymond Leasing Corporation, a wholly-owned leasing subsidiary, had cash and cash equivalents of $11.6 million and unused lines of credit aggregating $25.0 million, of which $11.3 million was available solely to Raymond Leasing Corporation.

For the nine months ended September 30, 1994, $5.3 million was used to fund operating activities compared to the $0.5 million provided by operating activities for the comparable 1993 period. The change is primarily attributable to the increase in cash used to fund the growth of the lease portfolio, inventory and other working capital components.

Net cash used for investing activities increased $3.3 million for the first nine months of 1994 compared to the first nine months of 1993. This increase reflects the $3.1 million of proceeds from the sale of property, plant and equipment included in the 1993 period. Net cash used for financing activities of $6.5 million for the first nine months of 1994 reflects the accelerated repayment of higher interest rate financial services debt from the proceeds of the convertible debentures.

At September 30, 1994, the Company had no material capital expenditure commitments. As discussed in Note E to the Consolidated Financial Statements in the 1993 Annual report to Shareholders, Raymond Leasing Corporation is subject to certain debt agreements that limit distributions to the Company. These restrictions are not expected to affect the Company's ability to meet its cash requirements. The Company anticipates no changes in circumstances which would result in any material decrease or deficiency in the Company's liquidity or sources of capital.

Stock Dividend
- --------------

On March 5, 1994, the Board of Directors declared a 5% stock dividend on the Company's outstanding common stock. On April 14, 1994, shareholders of record as of March 31, 1994 received one additional share of stock for each twenty shares held. Earnings per share and weighted average shares outstanding for 1993 have been restated to reflect the 5% stock dividend.

                    THE RAYMOND CORPORATION
                          EXHIBIT 11
               Computation of Earnings per Share
              (In thousands except per share data)

                                                    3 Month period ended                  9 Month period ended
                                                        September 30,                         September 30,
                                                      1994         1993                     1994         1993
PRIMARY                                           ____________ ____________             ____________ ____________
    Average shares outstanding                           6,337        6,330 (1)                6,333        6,323 (1)

    Net effect of dilutive stock options -
      based on the treasury method
      using average market price                            75           61                       67           56
                                                   ___________  ___________              ___________  ___________
           Total                                         6,412        6,391                    6,400        6,379
                                                   ===========  ===========              ===========  ===========
    Net income                                          $2,153       $1,434                   $6,621       $3,112
                                                   ===========  ===========              ===========  ===========

    Per share amount                                     $0.34        $0.22 (1)                $1.03        $0.49 (1)
                                                        ======       ======                   ======       ======
                                                                       (2)                      (2)
FULLY DILUTED

    Average shares outstanding                           6,337        6,330 (1)                6,333        6,323 (1)

    Net effect of dilutive stock options -
      based on the treasury method using
      the period end market price, if higher
      than average market price                             82           61                       78           62

    Assumed conversion of 6.50% convertible
      subordinated debentures                            3,246          N/A                    3,246          N/A
                                                   ___________  ___________              ___________  ___________
           Total                                         9,665        6,391                    9,657        6,385
                                                   ===========  ===========              ===========  ===========

    Net income                                          $2,153       $1,434                   $6,621       $3,112

    Add 6.50% convertible subordinated
      debentures interest, net of federal
      income tax effect                                    617          N/A                    1,850          N/A
                                                   ___________  ___________              ___________  ___________
           Total                                        $2,770       $1,434                   $8,471       $3,112
                                                   ===========  ===========              ===========  ===========

    Per share amount                                     $0.29        $0.22                    $0.88        $0.49
                                                        ======       ======                   ======       ======


(1)  Adjusted for the 1994 five percent stock dividend.

(2) Per share amounts reported in the year to date consolidated financial statements of $1.05 in 1994 and the quarter to date consolidated financial statements of $0.23 in 1993 excluded the net effect of dilutive stock options as the aggregate dilution from these securities was immaterial (less than three percent of earnings per common share outstanding).

                    Part II - Other Information

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
_________________________________________


    B)  Reports on Form 8-K.
        There were no reports on Form 8-K filed for the three months ended September 30, 1994.


                          Signature
                         __________

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              THE RAYMOND CORPORATION

Date: November 11, 1994                         by: /s/ William B. Lynn
      _________________                         ______________________________
                                                   William B. Lynn
                                                  Executive Vice President
                                                (Principal Financial Officer)

The Raymond Corporation                  Telephone 607-656-2311
Corporate Headquarters                   Fax 607-656-9005
Greene, New York 13778

SEC Operations Center
Attn: Filer Support
Mail Stop 0-12
Room 1414
6432 General Green Way
Alexandria, VA 22312

November 11, 1994

Re:  The Raymond Corporation
     September 30, 1994 Form 10-Q

Dear Sir or Madam:

I hereby transmit a definitive copy of Form 10-Q for the quarter ended September 30, 1994 for The Raymond Corporation.

If you have any questions, please feel free to contact me at (607) 656-2264.

Very truly yours,


/s/ John Everts
- ------------------------------
    John Everts
    Corporate Controller