Form 10-Q/A
period 1994-09-30
RAYMOND CORP
filed 1995-02-23
CIK 82231

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       __________________________________

                                  FORM -10Q/A

     (MARK ONE)
      X   -  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
             QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994 OR
          -  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
             TRANSITION PERIOD FROM ___________ TO __________

     Commission File Number  0-2129

                       __________________________________


                            THE RAYMOND CORPORATION
             (Exact name of registrant as specified in its charter)

                   SOUTH CANAL STREET, GREENE, NEW YORK 13778
              (Address of registrant's principal executive office)


                     (607) 656-2311
             (Registrant's telephone number)

                    New York                       15-0372290
             (State of Incorporation)            (I.R.S. Employer
                                              Identification Number)



          - The purpose of this amended Form 10-Q is to file
            EDGAR exhibit 27 - Financial Data Schedule.


                       __________________________________
        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
      for the past 90 days.                             Yes__X__   No_____

        The number of shares of common stock outstanding as of October 31, 1994 was 6,343,169.

                         THE RAYMOND CORPORATION


                            INDEX to FORM-10Q



    PART  I. FINANCIAL INFORMATION                                       Page
                                                                        ------
        Item 1 - Financial Statements

             Condensed Consolidated Balance Sheets - September 30, 1994
               and December 31, 1993                                      3 - 4

             Condensed Consolidated Statements of Income - Quarters
               and Nine Month Periods ended September 30, 1994 and
               September 30, 1993                                           5

             Condensed Consolidated Statements of Cash Flows - Nine Month
               Periods ended September 30, 1994 and September 30, 1993.   6 - 7

             Notes to Condensed Consolidated Financial Statements             8

        Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         9 - 13

        Exhibit 11 - Earnings per share computation                         14

        Exhibit 27 - Financial Data Schedule                                15


    PART II. OTHER INFORMATION


        Item 6 - Exhibits and Reports on Form 8-K                           16

        Signature                                                           16

                    Part II - Other Information

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
_________________________________________


    B)  Reports on Form 8-K.
        There were no reports on Form 8-K filed for the three months ended September 30, 1994.


                          Signature
                         __________

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              THE RAYMOND CORPORATION

Date: February 23, 1995                         by: /s/ William B. Lynn
      _________________                         ______________________________
                                                   William B. Lynn
                                                  Executive Vice President
                                                (Principal Financial Officer)