Form 10-K405
RAYMOND CORP
filed 1995-03-29
CIK 82231

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1994
                          -----------------

Commission file #0-2129
                --------

                            THE RAYMOND CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        New York                                         15-0372290
----------------------------------             --------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

        Greene, New York                                     13778
-----------------------------------------            ---------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code      (607) 656-2311
                                                     -----------------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None
-------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $1.50 par value per share
-------------------------------------------------------------------------------
               6.50% Convertible Subordinated Debentures Due 2003
-------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X         No
                                             --------        -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.    X
                                              -------

As of March 10, 1995, aggregate market value of the voting stock held by non-affiliates of the registrant was $ $88,995,299.

There were 6,343,487 shares of the registrant's Common Stock, $1.50 par value, outstanding at that date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 1994 are incorporated by reference into Parts I, II and IV.

Portions of the proxy statement for the annual shareholders meeting to be held April 29, 1995 are incorporated by reference into Part III.

Certain documents previously filed with the Securities Exchange Commission have been incorporated herein by reference in Part IV.

Total number of pages in filing is 326

Exhibit Index is located on pages 17-19.

                   THE RAYMOND CORPORATION, GREENE, NEW YORK
                                   Form 10-K

                                     PART I

Item 1.  Business

(a) The Company (as used herein the term "Raymond" refers to The Raymond Corporation alone, and the term "Company" refers to The Raymond Corporation and its subsidiaries, both consolidated and unconsolidated, and direct and indirect) operates predominately in one business segment, that being the design, manufacture, sale, leasing and short-term rental of materials handling equipment. Revenues are realized predominately through its North American Dealer Network although the Company has expanded in both the domestic and international markets with minimal capital investment through distribution and O.E.M. (Original Equipment Manufacturer) supply agreements.

        Raymond was organized in 1840 as Lyon Iron Works, in Greene, New York, and in 1922 George G. Raymond, Sr. purchased it. Raymond produced its first materials handling product in 1930 under the Lyon Iron Works name. In 1941, Raymond was renamed Lyon-Raymond Corporation, and in 1951, was renamed The Raymond Corporation. Shares were first offered to the public in 1956.

        The major components of the Company's international operations are Raymond Industrial Equipment, Limited, a wholly-owned Canadian manufacturing subsidiary, and G.N. Johnston Equipment Co. Ltd., the exclusive Canadian distributor that is 45% owned by R.H.E. Ltd., a wholly-owned Canadian subsidiary of Raymond. Foreign exchange exposure on international operations is limited primarily to the Canadian dollar and is minimized through the purchase of foreign currency exchange contracts.

        In 1991, Raymond and Mitsubishi Caterpillar Forklift America Inc. ("MCFA") signed an agreement to create a joint venture company. The joint venture company, known as Material Handling Associates, Inc. ("MHA"), is a separate enterprise which designs, develops, and sells products to be manufactured exclusively by the Company and distributed exclusively through MHA dealers using Caterpillar trademarks. This venture is intended to expand distribution of products manufactured by the Company and to provide additional opportunities for the sale of replacement parts and accessories.

        During 1992, Raymond entered into an agreement with B.T. Industries AB ("BT") of Mjolby, Sweden, a European manufacturer and distributor of lift trucks. Under the agreement, the Company manufactures a European version of the SWING-REACH/R/ truck for distribution by BT. In addition, the agreement grants BT the non-exclusive right to distribute this product in other markets in which the Company currently does not participate.

        In 1994, Raymond and MCFA signed an agreement to purchase for resale battery powered, electric low lift pallet trucks known as walkies, similar to those currently manufactured by the Company for MHA. MCFA markets the walkies under the Mitsubishi trademark throughout the United States, Canada, Mexico, Central and South America. Also in 1994, Raymond and MCFA signed an agreement whereby the Company manufactures a sit-down counterbalanced electric forklift truck exclusively for sale to MCFA.

        In 1994, Raymond entered into an agreement with Jungheinrich A.G. ("Jungheinrich") of Hamburg, Germany, the second largest manufacturer of lift trucks in Europe. Under the agreement, the Company manufactures a European version of the EASi orderpicker truck for distribution by Jungheinrich. In addition, the agreement grants Jungheinrich the non-exclusive right to distribute this product in other markets in which the Company currently does not participate.

        During 1994, Raymond and Remstar International Inc. ("Remstar"), of Westbrook, Maine, signed an agreement whereby the Company manufactures horizontal carousels and parts for distribution by Remstar. Pursuant to the agreement, the Company agrees to use Remstar as its exclusive distributor in the United States, Canada and Mexico but retains the right to sell parts, accessories and equipment in the United States, Canada and Mexico for use with the Company's horizontal carousels sold prior to this agreement.

        In 1994, the Company expanded its Dealer Network into Columbia and Costa Rica. Existing markets in Mexico were expanded to include additional sales territories.

        The Company has equity investments in certain members of the Company's Dealer Network and, in 1994, increased equity investments in dealerships with principal offices in Missouri and Utah.

        During 1994, Raymond formed Dockstocker Corporation, a New York corporation, owned by Raymond Sales Corporation, a 100% owned subsidiary of Raymond. Dockstocker Corporation will market and sell a stand-up end control counterbalanced forklift truck featuring flexible dockstance operator configuration designed to maximize loading productivity in the dock environment.

(b)     Financial Information about Industry Segments

        "Note M-Business Segment Information" on Page 36 of the Annual Report to Shareholders for the year ended December 31, 1994 is incorporated herein by reference.

(c)     Narrative Description of Business

  (i)   Principal Products and Services

        The Company's products are marketed principally under the RAYMOND/R/ trademark, and fall into the category of unit load and case pick load handling.

        The Company's unit load and case pick load products are operator-controlled machines used to move a load from point A to point
        B. The unit load and case pick load product line includes orderpickers, walkies, sideloaders, straddle, SWING-REACH/R/ trucks, and REACH-FORK/R/ trucks for narrow aisle and very narrow aisle operation, and counterbalanced PACER/TM/ trucks.

        In 1990, a new line of orderpickers with advanced microprocessor control was introduced by the Company. The orderpickers significantly reduce the high costs and time involved to pick orders. Total programmability, through the intellidrive/R/ control system, allows truck performance to be tailored to each user's needs to optimize productivity. The intellidrive system utilizes microchip technology developed by the Company and is designed to replace control systems based on hydraulic and mechanical technologies commonly utilized in the industry. The intellidrive system enhances the trucks' performance characteristics and productivity and has allowed the Company to reduce manufacturing costs through reduced material and labor expense.

        In 1991, the Company introduced a series of products known as EASi products - Ergonomically Advanced Systems with intellidrive. This new line of trucks is designed for greater operator comfort and enhanced productivity. The trucks included in this series are the operator-up SWING-REACH truck, the orderpicker and the narrow aisle REACH-FORK truck. The new EASi REACH-FORK truck has unequaled capacity at elevated heights and provides greater space utilization and increased productivity.

        Also in 1991, five new walkies were introduced featuring a top-mounted operator's steering handle and other innovations.

        In 1992, the Company introduced a new base model version of the orderpicker and REACH-FORK truck.

        In 1993, a new generation of the EASi REACH-FORK truck and EASi Orderpicker were introduced, designed for greater operator comfort and productivity. The Company also introduced regenerative braking to allow recycling of energy back into the battery, improving overall efficiency while extending component life. The REACH-FORK truck also has an innovative motor impeller design, ensuring a superior air flow system which improves component life and further enhances operator comfort.

        Also in 1993, the Company introduced an option on the EASi REACH-FORK truck and EASi Orderpicker with the SMARTi/TM/ information system. The SMARTi information system enables the customer to easily obtain reports on the truck's activities by shift, day or week to help evaluate productivity.

        In addition, two new walkies were introduced in 1993. The 8,000 pound capacity walkie and the transistor-controlled 4,000 pound capacity walkie are designed to increase productivity.

        In 1994, the Company introduced a new walkie handle design to provide greater operator comfort, convenience and productivity. The design difference can make repeated movements more comfortable.

        Also in 1994, two new products were added to the EASi REACH-FORK/R/ line featuring upgradeability from 24 volt operation, and an optional dockstance operator compartment. In addition, the EASi REACH-FORK family was expanded to include a four directional truck for use in handling both standard pallets and long loads, and additional mast selections for very tall single and double deep reach applications.

        All of these vehicles, controls and systems are sold through a network of dealerships, which have multiple full service facilities across their trading area and are supported by a repair and replacement parts service. The Company's replacement parts and accessories business supports the base of the Company's lift trucks in service and provides new parts and service to customers who have service needs for non-Company equipment. In addition, the Company rebuilds and sells electric motors and other components for replacement use, offering its customers a cost-effective alternative to purchasing a new component for both Company and non-Company equipment.

        Raymond Leasing Corporation, a wholly-owned subsidiary of the Company, offers lease financing, short-term rentals and sales of used equipment and serves as a marketing vehicle for the Company's products by providing the Company's Dealer Network with flexible leasing programs.

        The Company presently manufactures lift truck masts for two original equipment manufacturer (O.E.M.) customers.

        The product and service categories of the Company's business segment are shown with percentage of revenues contributed in "Note M-Business Segment Information" on page 36 of the Annual Report to Shareholders for the year ended December 31, l994, which is incorporated herein by reference.

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

  (iii) Sources and Availability of Raw Materials

        The Company procures components from the best available sources of supply, which include a broad range of internal manufacturing capabilities. Certain components of its products are fabricated from bar, strip, rod and plate steel. Individual decisions to make or buy are based upon numerous factors, the more significant being quality, cost, lead time, and technological sensitivity.

        The Company has no significant long-term commitments with any supplier and believes its supply arrangements are adequate for current and presently foreseeable needs. Certain electric motors, forks, castings, hydraulic and electronic components are made to Company specifications and are purchased from single sources. Many single sources are backed up by agreements to allow manufacture by alternate sources or by the availability of similar standard components from alternate sources.

        Continued effort is made by the Company's Engineering and Purchasing Departments to establish and improve the strong working relationships between the Company and its suppliers.

        The Company's products vary in capacity, function, and load capability; thus, specifications for a particular order require that many of the components are only made to orders booked. Commonly used parts are manufactured or purchased and stocked to minimize production time. Finished products are normally assembled only to orders booked. Every effort is made to keep inventories low, while meeting competitive delivery commitments.

  (iv)  Patents, Trademarks, Licenses, Franchises and Concessions Held

        The Company has numerous registered patents in the United States, Canada and several European countries with respect to various inventions, including the intellidrive/R/ control system. Although the Company considers that, taken as a whole, the rights under these patents, which expire from time to time, are a valuable asset, it does not regard its business as being materially dependent upon any single patent or any group of patents.

        The Company also has a number of registered and common law trademarks and service marks for its products. The trade and service marks, taken as a whole, are considered by the Company to be important to its business.

  (v)   Seasonality of Business

        The Company does not recognize its business segment or any of its products or services as seasonal.

  (vi)  Working Capital Practices

        The Company pursues and the industry demands no special business practices with respect to working capital items.

  (vii) Customers

        The Company distributes its products principally through its Dealer Network. These Dealers sell the Company's products to the end users, which represent a broad cross-section of industry. They include public and private businesses engaged in the manufacture, storage and/or distribution, both wholesale and retail, of a wide variety of products which include: materials, food, textiles, paper, steel, rubber, electrical components, equipment and machinery.

        In 1992, the Company established its National Accounts Program, which offers selected large customers a single purchasing and financing source for their materials handling equipment and service needs. Delivery, installation and after-sale service are provided by the Company's Dealer Network. The program focuses on fleet users of lift trucks with facilities in several areas of the country.

        No single customer (end user) of the Company accounts for 10% or more of the Company's total consolidated revenues.

  (viii) Backlog

        As of December 31, 1994, the backlog of orders aggregated approximately $78,119,000 compared with a backlog of approximately $52,297,000 on December 31, 1993. No assurance can be given that the backlog will continue at any particular level. The Company reasonably expects to fill the backlog of orders within the current fiscal year, unless a longer production lead time has been requested by the customer. The Company believes that its current backlog can generally be considered firm; no significant cancellations are expected.

  (ix)  Contracts Subject to Termination or Renegotiation

        There is no material portion of the business that is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

  (x)   Competition

        While competitive conditions vary from product to product, all of the Company's products are marketed in the highly competitive manufacturing and warehousing materials handling systems markets. Historically, Raymond's strength has been in providing superior application, specific product performance, service and reliability.

        The Company is a major competitor in all market segments in which it participates, generally competing with other major national and international manufacturers. Many small manufacturers compete with a few major manufacturers in a highly fragmented market. In addition to these direct competitors, a number of other products compete indirectly for the industrial consumer's materials handling dollars. The Company believes it is the only North American manufacturer which designs and manufactures its own vehicle controls. This allows the Company to be a leader in developing and applying new control technologies, responding more quickly to user demands and trends, and differentiating its products with respect to key competitive factors such as productivity and ergonomics.

        The Company believes it is the only company offering its comprehensive array of materials handling systems, products and services to the markets it serves.

        Because of the Company's broad product mix, it has no one single competitor but rather various competitors across the unit load and case pick load handling category.

        In recent years, the Company has introduced a new enhanced line of orderpickers, reach trucks, turret trucks and walkies which have solidified the Company's position in the unit load and case pick load handling category. Over time, several manufacturers have emerged as key competitors in this category, including U.S.-based Crown Equipment Corporation, Clark Material Handling Company, a wholly-owned subsidiary of Terex Corporation, and the Yale Industrial and Hyster subsidiaries of North American Coal Company.

        The Company no longer considers itself a competitor in the automated storage and retrieval market since its business activity is now limited to the manufacture of horizontal carousels for a single original equipment manufacturer (O.E.M.) customer

  (xi)  Research and Development

        The cost of the Company's research and development program amounted to $3,958,000 in 1994 compared to $4,251,000 in 1993, and $2,557,000 in
        1992. The Company works closely with customers in the development of product application to fulfill a particular materials handling requirement.

  (xii) Compliance with Environmental Laws and Regulations

        The Company's production facilities and operations are subject to a variety of federal, state and local environmental and job safety laws and regulations, including various federal, state and local laws, ordinances and regulations pursuant to which an owner of real property may become liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in such property. Environmental laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to remediate the presence of such substances properly, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes joint and several liability for clean-up and enforcement costs, without regard to fault or to the legality of the original conduct, on current or predecessor owners or operators of a site. Under CERCLA, an owner or operator of the site may be liable for all or part of the costs to clean up sites at which waste has been released by the owners, the owner's lessees, or by predecessor or successor owners. In addition, liability extends to persons/companies which generated the hazardous substances located on the property, or arranged for disposal of such substances. The Company believes that it is in compliance in all material respects with all relevant federal, state and local rules and regulations and regulations regarding hazardous or toxic substances. No assurances, however, can be given that the Company is aware of all potential environmental liabilities, or that there are not material environmental liabilities of which the Company is not aware.

 (xiii) Employees

        The Company had 1,498 employees on December 31, 1994.

(d)     Financial Information about Foreign and Domestic Operations and
        Export Sales

        (1) "Note M-Business Segment Information" on Page 36 of the Annual Report to Shareholders for the Year ended December 31, 1994 is incorporated herein by reference.

        (2) The Company has no extraordinary risks attendant to its foreign operations.

Item 2.  Properties

        The Company's corporate headquarters and main manufacturing facility are located in an approximately 70,000 square foot office building and approximately 325,000 square foot adjacent plant in Greene, New York, both of which are owned by the Company.

        Expansion has recently been completed on a modern 138,000 square foot steel and masonry manufacturing and office building the Company owns in Brantford, Ontario, Canada.

        The Company owns a modern one-story facility located in East Syracuse, New York which houses the Company's Parts Distribution Center and a Raymond dealership. The facility, made of steel and masonry construction, contains approximately 61,000 square feet of warehouse and office space. Approximately 9,300 square feet of the warehouse is presently occupied by Raymond Leasing Corporation's rental department and truck repair facility.

        The Company currently leases approximately 10,301 square feet of space from The Greene Central School District in Greene, New York for use as a training center. The lease, for a five year period, expires December, 1995.

        All of the Company's properties and machinery are believed to be well maintained and in good condition. The Company estimates that its production capacity is adequate for the business anticipated during the next three or four years.

Item 3.  Legal Proceedings

        The Company is currently defending approximately 70 products liability and similar lawsuits involving industrial accidents. Management believes that none of these will individually have a material adverse effect on the Company. Taken as a whole, the damages claimed would have a material adverse effect on the Company but actual costs of judgments, settlements and costs of defense have not had such an effect to date. The Company views these actions, and related expenses of administration, litigation and insurance, as part of the ordinary course of its business. The Company uses a combination of self-insured retention and insurance, paid for in part by its dealers, to manage these risks and believes that the insurance coverage and reserves established for self-insured risks are adequate. The Company's dealers contribute to the funding of the Company's products liability program and, in turn, the Company indemnifies the dealers against products liability expense and manages products liability claims. The Company has a policy of aggressively defending these lawsuits which generally take several years to ultimately resolve.

        The Company is also one of sixteen remaining defendants in a private environmental lawsuit. The five plaintiffs in the case are Cooper Industries, Inc., Keystone Consolidated Industries, Inc., The Monarch Machine Tool Co., Niagara Mohawk Power Corporation and Overhead Door Corporation. Plaintiffs have been ordered by the United States Environmental Protection Agency to perform a Remedial Investigation/Feasibility Study with respect to a 20 acre site located in Cortland, New York and are seeking contribution from each of the defendants. Plaintiffs have alleged that each defendant is a "Potentially Responsible Party" as that term is defined in environmental statutes. Pretrial discovery is expected to continue through the Fall of 1995. The site involved in the litigation was a manufacturing site for many decades prior to 1971. From 1971 to 1985, a scrap metal processing operation was conducted at the site. From 1975 to 1982, the owners of the scrap metal processing operation purchased scrap metal from the Company. The plaintiffs have alleged that the scrap metal purchased from the Company was coated with certain solvents and/or cutting oils. Plaintiffs have the burden of proving the nature and extent of the Company's contribution to the site, as well as the burden of proving what portion of the material delivered to the site was "hazardous" as that term is defined in the environmental statutes. The Company is aggressively defending the claim and does not believe it is likely to have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

        During the fourth quarter of 1994, no matter was submitted to a vote of security holders.

ADDITIONAL INFORMATION REQUIRED IN PART I:

Executive Officers of the Registrant

        The names, ages and positions of all the Executive Officers of the Company, as of March 10, 1995, are listed below together with their business experience during the past five years. Officers are elected annually by the Board of Directors. There are no family relationships among these officers or any Director or Executive Officer of the Company, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

        Name and Position                       Age                     Business Experience
        -----------------                       ---                     -------------------
        George G. Raymond, Jr.                  73                      Elected Chairman of the Board
        Chairman of the Board and Director                              prior to 1990.


        Ross K. Colquhoun                       64                      Appointed and elected
        President, Chief Executive Officer                              President and Chief Executive
        and Director                                                    Officer prior to 1990.

        Heidi J. Bowne                          41                      Appointed Vice President-
        Vice President-Human Resources                                  Human Resources in 1990
                                                                        and elected in 1991; Formerly
                                                                        Manager, Human Resources
                                                                        (1989-1990)

        James W. Davis                          49                      Appointed Vice President-
        Vice President-Engineering                                      Engineering in 1990 and
                                                                        elected in 1991; Formerly
                                                                        Director-Engineering
                                                                        (1989-1990).

        Jerome R. Dinn                          52                      Appointed Vice President-
        Vice President - Sales & Quality                                Sales and Quality in 1990 and
                                                                        elected in 1991; Formerly,
                                                                        Manager-Production Systems,
                                                                        G.N. Johnston Equipment Co.
                                                                        Ltd. (1984-1990).

        John F. Everts                          36                      Appointed and elected
        Corporate Controller                                            Corporate Controller in 1990.

        Margaret L. Gallagher                   47                      Elected Vice President-
        Vice President-Marketing                                        Marketing in 1990.

        Name and Position                       Age                     Business Experience
        -----------------                       ---                     -------------------
        William B. Lynn                         49                      Appointed and elected
        Executive Vice President                                        Executive Vice President
                                                                        in 1994; Elected Vice
                                                                        President-Finance prior to
                                                                        1990.

        Patrick J. McManus                      40                      Appointed and elected
        Treasurer                                                       Treasurer in 1990; Appointed
                                                                        and elected President,
                                                                        Raymond Leasing Corporation
                                                                        prior to 1990. Raymond
                                                                        Leasing Corporation is a
                                                                        wholly-owned leasing
                                                                        subsidiary of the Company.

        James J. Malvaso                        44                      Appointed and elected Vice
        Vice President-Operations                                       President-Operations in 1993;
                                                                        Vice President of Operations
                                                                        of Pfaudler-U.S. Inc.(1990-
                                                                        1993), a manufacturer of
                                                                        glass-lined reactors,
                                                                        pressure vessels and
                                                                        accessories.

        Paul J. Sternberg                       61                      Appointed and elected Vice
        Vice President,                                                 President in 1992; Appointed
        General Counsel &                                               and elected General Counsel
        Secretary                                                       and Secretary in 1991;
                                                                        Formerly Associate General
                                                                        Counsel (1989-1990).

                                    PART II

Item 5.   Market for the Company's Common Stock and Related Security Holder
          Matters

          Common Stock Market Prices and Dividends and related securities matters, as discussed on Pages 7, 9, 10, 14, 29, 38 and 42 of the Annual Report to Shareholders for the year ended
          December 31, 1994, included in this Form 10-K Annual Report as
          Exhibit 13 are incorporated herein by reference.

Item 6.   Selected Financial Data

          Selected Financial Data of The Raymond Corporation and consolidated subsidiaries, reported on Pages 9 and 10 of the Annual Report to Shareholders for the year ended December 31, 1994, included in this Form 10-K Annual Report as Exhibit 13 are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Management's Discussion and Analysis of Financial Condition and Results of Operations on Pages 11 through 15 of the Annual Report to Shareholders for the year ended December 31, 1994, included in this Form 10-K Annual Report as Exhibit 13 are incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

          The consolidated Financial Statements of The Raymond Corporation included on Pages 16 through 38 of the Annual Report to Shareholders for the year ended December 31, 1994, included in this Form 10-K Annual Report as Exhibit 13 are incorporated herein by reference.

          Quarterly Results of Operations on Page 38, Note M and Supplemental Information on Changing Price Levels on Page 14 of the Annual Report to Shareholders for the year ended December 31, 1994, included in this Form 10-K Annual Report as Exhibit 13 are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

          Information regarding Directors required by Items 401 and 405 of Regulation S-K is disclosed under the captions "Nominees for Election as Directors" and "Directors Continuing in Office" in the Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 1995 included as Exhibit 99 hereto, and is incorporated herein by reference. Information regarding Executive Officers is included in
          Part I of this Form 10-K and incorporated herein by reference thereto.

Item 11.  Executive Compensation

          Information regarding compensation of Directors and Executive Officers is disclosed under the captions "Directors Remuneration; Attendance" and "Executive Compensation" of the Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 1995, included as Exhibit 99 hereto, and is incorporated herein by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          This information is disclosed under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1995 included as Exhibit 99 hereto, and is incorporated herein by reference thereto.


Item 13.  Certain Relationships and Related Transactions

          This information is disclosed in the 1995 Proxy Statement for the Annual Meeting of Shareholders in the section captioned "Certain Relationships and Related Transactions" included as Exhibit 99 hereto, and is incorporated herein by reference thereto.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       Documents filed as part of this report:

          1. The following financial statements of the Registrant and its subsidiaries, presented on pages 16 to 38 of the Registrant's 1994 Annual Report to Shareholders, which is filed with this Form 10-K Annual Report as Exhibit 13, are incorporated herein by reference.

                                                                                     Annual
                                                                                   Report Page
                                                                                _________________
        The Raymond Corporation and Subsidiaries:

        Report of Independent Auditors                                                  16

        Consolidated Balance Sheets
        December 31, 1994, 1993, 1992                                                   17-18

        Consolidated Statements of Income - Years ended
        December 31, 1994, 1993, 1992                                                   19

        Consolidated Statements of Shareholders' Equity -
        Years ended December 31, 1994, 1993, 1992                                       20

        Consolidated Statements of Cash Flows - Years
        ended December 31, 1994, 1993, and 1992                                         21-22

        Notes to Consolidated Financial Statements                                      23-38


          2. The following Consolidated Financial Statement Schedules of The Raymond Corporation and Subsidiaries are required by Item 14(d):

                                                                                           10-K
                                                                                        Report Page
                                                                                        -----------
        Schedule I    -         Condensed Financial Information                           21 - 26
                                of Registrant - The Raymond Corporation
                                Years ended December 31, 1994,
                                1993, 1992

        Schedule II             Valuation and Qualifying Accounts                         27 - 29
                                Years ended December 31, 1994,
                                1993, 1992

          All other schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission have been omitted because they are not applicable or not required under the related instructions or because the information has been furnished elsewhere in the financial statements.

    3.    See Exhibit Index at pages 17-19 of this Form 10-K.

  (b) No report on Form 8-K was filed by the registrant during the fourth quarter of its fiscal year ending December 31, 1994.

                              EXHIBIT INDEX
                              -------------

Exhibit
   #                           Description
-------                        -----------
 3.1 Restated and Amended Certificate of Incorporation of The Raymond Corporation. Filed as Exhibit 3.1 to the 1991 Form 10-K Annual Report of the Company and incorporated herein by reference.

 3.2  Bylaws of the Company, as amended, dated January 1, 1993. Filed as Exhibit
      3.2 to the 1992 Form 10-K Annual Report of the Company and incorporated herein by reference.

 4.2 Form of Indenture between the Company and The Chase Manhatten Bank, N.A., as Trustee, and the 6.50% Convertible Subordinated Debenture due 2003, incorporated herein by reference to Registration Statement on Form S-3, Registration No. 33-71480, effective November 12, 1993.

10.1 Joint Venture Agreement dated August 1, 1991 between Caterpillar Industrial Inc., and The Raymond Corporation. Filed as Exhibit 10.18 to the 1991 Form 10-K Annual Report of the Company and incorporated herein by reference.

10.2 First Amendment to Joint Venture Agreement dated August 1, 1991 between Caterpillar Industrial Inc. and The Raymond Corporation dated October 22, 1992. Filed as Exhibit 10.18 to the 1992 Form 10-K Annual Report of the Company and incorporated herein by reference.

10.3 Second Amendment to Joint Venture Agreement dated August 1, 1991 between Caterpillar Industrial Inc. and The Raymond Corporation.

10.4 Third Amendment to Joint Venture Agreement dated August 1, 1991 between Caterpillar Industrial Inc. and The Raymond Corporation.

10.5 Revolving Credit and Term Loan Agreement dated December 21, 1994 among The Raymond Corporation, Raymond Leasing Corporation and Chemical Bank.

10.6 Revolving Credit and Term Loan Agreement dated February 14, 1995 among The Raymond Corporation, Raymond Leasing Corporation and The Chase Manhattan Bank, N.A.

10.7 Raymond Leasing Corporation Senior Note Agreement dated as of March 1, 1987. Filed as Exhibit 10.6 to the 1993 Form 10-K Annual Report of the Company and incorporated herein by reference.

10.8 Raymond Leasing Corporation Revolving Line of Credit dated April 30, 1992. Filed as Exhibit 10.7 to the 1993 Form 10-K Annual Report of the Company and incorporated herein by reference.

10.9 Raymond Leasing Corporation Senior Note Agreement dated as of November 1, 1991. Filed as Exhibit 10.22 to the 1992 Form 10-K Annual Report of the Company and incorporated herein by reference.

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
                 ---------------------------------------------

Exhibit
  #                                Description
-------                            -----------
10.10 Consulting Agreement effective as of January 1, 1995 between Lee J. Wolf and The Raymond Corporation.

10.11 Consulting Agreement effective as of January 1, 1995 between George G. Raymond, Jr. and The Raymond Corporation.

10.12 Employment Agreement dated as of November 3, 1987 between Ross K. Colquhoun and The Raymond Corporation. Filed as Exhibit 10.10 to the 1990 Form 10-K Annual Report of the Company and incorporated herein by reference.

10.13 Amendment #1 to Employment Agreement effective January 1, 1994 between Ross K. Colquhoun and The Raymond Corporation.

10.14 Sample form of Employment Agreement between The Raymond Corporation and Company Vice Presidents. Filed as Exhibit 10.8 to the 1991 Form 10-K Annual Report of the Company and incorporated herein by reference.

10.15 The Raymond Corporation Retirement Benefits Equalization Plan.

10.16 The Raymond Corporation Stock Option Plan (1991).

10.17 The Raymond Corporation Savings Plan effective January 1, 1986, amended and restated as of January 1, 1993. Filed as Exhibit 10.20 to the 1993 Form 10-K Annual Report of the Company and incorporated herein by reference.

10.18 The Raymond Corporation Deferred Compensation Plan for Exempt Employees restated as of September 1, 1994.

10.19 The Raymond Corporation Officer Performance Bonus Plan Formula. Filed as
      Exhibit 10.15 to the 1992 Form 10-K Annual Report of the Company and incorporated herein by reference.

10.20 Profit Sharing Retirement Plan of The Raymond Corporation, Plan A, dated January 1, 1976, revised July 23, 1993. Filed as Exhibit 10.23 to the 1993 Form 10-K Annual Report of the Company and incorporated herein by reference.

10.21 Profit Sharing Retirement Plan for Salaried Employees of The Raymond Corporation, Plan B, dated January 1, 1976, revised July 23, 1993. Filed as Exhibit 10.24 to the 1993 Form 10-K Report of the Company and incorporated herein by reference

10.22 The Raymond Corporation Pension Plan.

Exhibit
  #                            Description
-------                        -----------
11.   Statement re: computation of per share earnings.

13.   Annual Report to Shareholders for the year ended December 31, 1994.

18. Letter dated February 7, 1992 from Ernst & Young re: change in accounting principles. Filed as Exhibit 18 to the 1991 Form 10-K Annual Report of the Company and incorporated herein by reference.

19. Filed Form 8 Report dated September 11, 1992. Filed as Exhibit 19 to the 1992 Form 10-K Annual Report of the Company and incorporated herein by reference.

21. Subsidiaries (Direct and Indirect) of The Raymond Corporation for the year ending December 31, 1994.

23.   Consent of Independent Auditors dated March 27, 1995.

24.   Power of Attorney of Directors dated March 4, 1995.

27.   Financial Data Schedule.

99. The Company's 1995 Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1995.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   March 29, 1995                          THE RAYMOND CORPORATION
                                                ------------------------
                                                     (Registrant)

                                                By: /s/ Ross K. Colquhoun
                                                    ---------------------------
                                                Ross K. Colquhoun
                                                President and
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ Ross K. Colquhoun                       By:  /s/ William B. Lynn
    ------------------------                        ---------------------------
    Ross K. Colquhoun                           William B. Lynn
    President, Chief Executive                  Executive Vice President
    Officer and Director                        Principal Financial Officer

Date: 03/29/95                                  Date: 03/29/95

                        By:  /s/ John F. Everts
                            -------------------------
                            John F. Everts
                            Corporate Controller
                            Date:  03/29/95

By: /s/ George G. Raymond, Jr.                  By: /s/ Arthur M. Richardson
    ---------------------------                     --------------------------
George G. Raymond, Jr., Chairman                Arthur M. Richardson, Director
Date: 03/29/95                                  Date: 03/29/95

By: /s/ James F. Matthews                       By: /s/ M. Richard Rose
    ---------------------------                     --------------------------
James F. Matthews, Director                     M. Richard Rose, Director
Date: 03/29/95                                  Date: 03/29/95

By: /s/ John E. Mott                            By: /s/ Daniel F. Senecal
   --------------------------                      ----------------------------
John E. Mott, Director                          Daniel F. Senecal, Director
Date: 03/29/95                                  Date: 03/29/95

By: /s/ Michael R. Porter
   --------------------------
Michael R. Porter, Director
Date: 03/29/95

                                By: /s/ Lee J. Wolf
                                    ---------------------
                                Lee J. Wolf, Director

                                Date: 03/29/95

THE RAYMOND CORPORATION AND SUBSIDIARIES

SCHEDULE I -- Condensed Financial Information of Registrant
           -- The Raymond Corporation

Years ended December 31, 1994, 1993 and 1992

Condensed Balance Sheets


                                                                   Year Ended
                                                                  December 31,
                                                -----------------------------------------------
                                                      1994            1993            1992
                                                -----------------------------------------------
          Assets

          Current Assets
          Cash ..............................   $   4,081,322    $  23,288,779    $     509,450

          Accounts Receivable (including
          $12,132,856, $10,783,692 and
          $9,123,915 due from unconsolidated
          investees in 1994, 1993 and 1992
          respectively) less allowances
          ($986,093 in 1994, $658,573 in 1993
          and $281,374 in 1992)  ............      34,554,193       24,020,182       20,022,888

          Inventories .......................      25,513,226       20,881,441       21,778,761

          Other Current Assets ..............       2,453,898        2,391,774        2,315,176
                                                -------------    -------------    -------------
                    Total Current Assets ....      66,602,639       70,582,176       44,626,275

          Property Plant & Equipment ........      36,944,902       34,614,998       33,459,192
          Allowance for Depreciation ........     (24,622,493)     (23,157,955)     (22,458,868)
                                                -------------    -------------    -------------
                                                  12,322,409       11,457,043       11,000,324
          Investment in and Advances to
          Wholly Owned Subsidiaries and
          Unconsolidated Investees ..........     101,180,813       71,840,705       57,859,933

          Other Assets ......................       4,360,714        4,710,396        3,173,078
                                                -------------    -------------    -------------

                          Total Assets ......   $ 184,466,575    $ 158,590,320    $ 116,659,610
                                                =============    =============    =============



The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES

SCHEDULE I -- Condensed Financial Information of Registrant
           -- The Raymond Corporation

Years ended December 31, 1994, 1993 and 1992

Condensed Balance Sheets


                                                                   Year Ended
                                                                  December 31,
                                                 ------------------------------------------
                                                      1994           1993          1992
                                                 ------------------------------------------
          Liabilities and Shareholders' Equity
          Current Liabilities ................   $ 41,574,752   $ 24,400,522   $ 26,128,784


          Long-term Debt and Capitalized
          Lease Obligations (Note B) .........     57,500,000     57,500,000     17,500,000

          Other Non-Current Liabilities ......      4,392,108      3,637,085      3,583,499

          Shareholders' Equity
             Common Stock ....................      9,546,332      9,072,866      9,028,446
             Other Shareholders' Equity ......     71,453,383     63,979,847     60,418,881
                                                 ------------   ------------   ------------

                 Total Shareholders' Equity ..     80,999,715     73,052,713     69,447,327
                                                 ------------   ------------   ------------

          Total Liabilities and
          Shareholders' Equity ...............   $184,466,575   $158,590,320   $116,659,610
                                                 ============   ============   ============


The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES

SCHEDULE I -- Condensed Financial Information of Registrant
           -- The Raymond Corporation

Years ended December 31, 1994, 1993 and 1992

Condensed Statements of Income


                                                             Year Ended
                                                             December 31,
                                              ------------------------------------------
                                                  1994           1993           1992
                                              ------------------------------------------
          Net Sales .......................   $142,333,992   $104,674,179   $ 92,704,297
          Other Income, Net ...............      7,872,226      4,263,995      3,222,292
                                              ------------   -------------  -------------
                Total Revenues ............    150,206,218    108,938,174     95,926,589

          Cost of Sales ...................    113,340,243     82,096,813     72,350,608
          Selling, General and
          Administrative Expenses (Includes
          Research & Development costs of
          $3,958,000 in 1994, $4,251,000 in
          1993 and $2,557,000 in 1992) ....     28,479,361     24,313,057     21,462,376

          Interest Expense ................      3,926,796      1,557,297      1,302,262
                                              ------------   ------------   ------------
          Total Cost of Sales and Expenses     145,746,400    107,967,167     95,115,246

          Income Before Taxes and
          Equity in Earnings of Wholly
          Owned Subsidiaries and
          Unconsolidated Investees ........      4,459,818        971,007        811,343

          Income Tax Expense ..............      1,796,883        428,657        297,037

          Equity in Net Income of Wholly
          Owned Subsidiaries and
          Unconsolidated Investees ........      7,064,336      4,464,463      3,446,700
                                              ------------   ------------   ------------

          Net Income ......................   $  9,727,271   $  5,006,813   $  3,961,006
                                              ============   ============   ============



The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES

SCHEDULE I -- Condensed Financial Information of Registrant
           -- The Raymond Corporation

Years ended December 31, 1994, 1993 and 1992

Condensed Statements of Cash Flow

                                                                   Year Ended
                                                                  December 31,
                                                  -------------------------------------------
                                                      1994           1993             1992
                                                  -------------------------------------------
          Net Cash Provided by (Used For)
          Operating Activities ...............   $  6,019,696    $ (4,029,263)   $ (2,272,983)

          Cash Flows from Investing Activities

          Additions to Property, Plant and
            Equipment ........................     (2,972,384)     (2,603,489)     (1,207,171)
          Proceeds from Sales of
            Property Plant and Equipment .....          7,750         136,336           5,200
          Investment and Advances to Wholly
            Owned Subsidiaries and
            Unconsolidated Investees .........    (22,383,741)    (10,198,517)        131,905
                                                 ------------    ------------    ------------

          Net Cash Used For
          Investing Activities ...............    (25,348,375)    (12,665,670)     (1,070,066)

          Cash Flows from Financing Activities

          Net Additional Repayments
            under Lines of Credit ............        -0-             -0-         (11,000,000)

          Repayment of Long-Term Debt .......        -0-         (38,812,500)     (5,281,012)

          Cash Dividends Paid ...............        -0-             -0-              -0-

          Capital Stock Transactions, Net ...        121,222        (213,238)         22,539

          Proceeds from Long-Term Debt ......        -0-          78,500,000      17,500,000
                                                 ------------    ------------    ------------

          Net Cash Provided by
          Financing Activities ...............        121,222      39,474,262       1,241,527

          (Decrease) Increase in Cash ........    (19,207,457)     22,779,329      (2,101,522)

          Cash Balance at January 1 ..........     23,288,779         509,450       2,610,972
                                                 ------------    ------------    ------------

          Cash Balance at December 31 ........   $  4,081,322    $ 23,288,779    $    509,450
                                                 ============    ============    ============


The accompanying notes are part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES

SCHEDULE I -- Condensed Financial Information of Registrant
           -- The Raymond Corporation

Years ended December 31, 1994, 1993 and 1992

Notes to Condensed Financial Statements

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


NOTE B - Long-Term Debt

                                                1994              1993               1992
                                            -----------       -----------         -----------
          Various notes, repaid in 1993 .   $       -0-      $        -0-         $17,812,500
          6.5% convertible debentures due
           December 15, 2003. Interest is
           payable semi-annually ........    57,500,000        57,500,000                 -0-
                                            -----------       -----------         -----------
              Total Long Term Debt ......    57,500,000        57,500,000          17,812,500
                  Less Current Portion ..           -0-               -0-             312,500
                                            -----------       -----------         -----------
              Long-Term Portion of Debt .   $57,500,000       $57,500,000         $17,500,000
                                            ===========       ===========         ===========




The 6.5% convertible subordinated debentures are convertible into shares of common stock at a rate adjusted for the 1994 5% stock dividend of approximately
56.47 shares for each $1,000 principal amount of debentures. These debentures are redeemable at prices ranging from 103.5% of principal to par depending upon the redemption date. The debentures are convertible at any time prior to maturity and are redeemable any time on or after December 15, 1996, in whole or in part, at the option of the Company.

THE RAYMOND CORPORATION AND SUBSIDIARIES

SCHEDULE I -- Condensed Financial Information of Registrant
           -- The Raymond Corporation


Years ended December 31, 1994, 1993 and 1992

Notes to Condensed Financial Statements  (cont'd)


NOTE C -- Guarantee

Raymond Leasing Corporation, a wholly-owned subsidiary of the Company, has a $12,000,000 long-term debt obligation outstanding at December 31, 1994. Under terms of the debt agreement, the Company has guaranteed the payment of all principal and interest.


NOTE D -- Dividends from Subsidiaries and Investees

Cash dividends paid to The Raymond Corporation from unconsolidated investees accounted for under the equity method were $107,969 in 1994, $682,208 in 1993, and $1,478,658 in 1992. Cash dividends paid to The Raymond Corporation by subsidiaries were $0 in 1994, $334,000 in 1993, and $0 for 1992.

THE RAYMOND CORPORATION AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

Year Ending December 31, 1994



          COL. A.                             COL. B.                       COL. C                     COL. D.            COL. E.
 ----------------------------------          --------             ----------------------------        ---------          ---------
                                                                          Additions
                                                                  ----------------------------
                                                                      (1)             (2)
                                             Balance at           Charged to        Charged          Deductions         Balance at
                                             Beginning            Costs and         to Other            from             Close of
      Description                            Of Period             Expenses         Accounts           Reserve            Period
 ----------------------------------          --------             ----------------------------         ---------          ---------
Reserve and allowances deducted from
  asset accounts

  Allowance for doubtful
  accounts & losses on
  investment in leases                       $1,727,740          $ 1,079,908                           $  592,767-B     $2,214,881
                                             ==========          ===========                           ==========       ==========
Reserves reported in accrued
   liabilities

Service agreements                           $1,737,219          $ 4,612,619                          $ 3,906,670-A     $2,443,168
Insurance reserves                            4,764,346            6,527,819                            5,239,006-C      6,053,159
                                             ----------          -----------                          -----------       ----------
                                             $6,501,565          $11,140,438                          $ 9,145,676       $8,496,327
                                             ==========          ===========                          ===========       ==========


A - Warranty & maintenance costs charged against reserve.

B - Bad debt write-offs charged against reserve.

C - Insurance costs charged against reserve.

THE RAYMOND CORPORATION AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

Year Ending December 31, 1993




          COL. A.                             COL. B.                        COL. C                    COL. D.            COL. E.
 ----------------------------------          --------             ----------------------------        ---------          ---------
                                                                           Additions
                                                                  ----------------------------
                                                                         (1)           (2)
                                              Balance at           Charged to         Charged         Deductions        Balance at
                                              Beginning            Costs and         to Other           from             Close of
      Description                             Of Period             Expenses         Accounts          Reserve            Period
 ----------------------------------          --------             ----------------------------        ---------          ---------

Reserve and allowances deducted from
  asset acccounts

  Allowance for doubtful
  accounts & losses on
  investment in leases                        $1,239,427           $  646,984                        $   158,671-B      $1,727,740
                                              ==========           ==========                        ===========        ==========
Reserves reported in accrued
  liabilities

Service agreements                            $1,380,973           $3,597,039                        $ 3,240,793-A      $1,737,219
Insurance reserves                             4,161,786            7,382,545                          6,779,985-C       4,764,346
                                              ----------          -----------                        -----------        ----------
                                              $5,542,759          $10,979,584                        $10,020,778        $6,501,565
                                              ==========          ===========                        ===========        ==========


A -- Warranty & maintenance costs charged against reserve.

B -- Bad debt write-offs charged against reserve.

C -- Insurance costs charged against reserve, including for the first time the activity of self-insured retention for workers' compensation.

THE RAYMOND CORPORATION AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

Year Ending December 31, 1992



               COL. A.                        COL. B.                         COL. C                    COL. D.            COL. E.
 ----------------------------------          --------             ----------------------------        ---------          ---------
                                                                            Additions
                                                                  ----------------------------
                                                                     (1)             (2)
                                            Balance at           Charged to        Charged           Deductions         Balance at
                                            Beginning            Costs and         to Other             from             Close of
            Description                     Of Period             Expenses         Accounts           Reserve             Period
-----------------------------------         ----------           ----------       ---------          ----------         ----------
Reserve and allowances deducted from
 asset accounts

  Allowance for doubtful
  accounts & losses on
  investment in leases                     $1,192,460             $1,200,229                       $1,153,262-B        $1,239,427
                                           ==========             ==========                       ==========           =========
Reserves reported in accrued
 liabilities

Service agreements                         $1,323,787             $2,781,682                       $2,724,496-A        $1,380,973
Insurance reserves                          4,043,609              5,073,790                        4,955,613-C         4,161,786
                                           ----------             ----------                       ----------          ----------
                                           $5,367,396             $7,855,472                       $7,680,109          $5,542,759
                                           ==========             ==========                       ==========          ==========




A -- Warranty & maintenance costs charged against reserve.

B -- Bad debt write-offs charged against reserve.

C -- Insurance costs charged against reserve.