Form 10-Q
period 1995-03-31
RAYMOND CORP
filed 1995-05-15
CIK 82231

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       __________________________________


                                    FORM-10Q

           (MARK ONE)
           X   - QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995 OR
               - TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________



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

     The number of shares of common stock outstanding as of April 30, 1995 was 6,678,551.

                            THE RAYMOND CORPORATION


                               INDEX to FORM-10Q

                                                                            Page

    PART  I. FINANCIAL INFORMATION

        Item 1 - Financial Statements

             Condensed Consolidated Balance Sheets - March 31, 1995 and      3-4
               December 31, 1994

             Condensed Consolidated Statements of Income - Quarters            5
               ended March 31, 1995 and 1994

             Condensed Consolidated Statements of Cash Flows - Quarters      6-7
               ended March 31, 1995 and 1994

             Notes to Condensed Consolidated Financial Statements            8-9

        Item 2 - Management's Discussion and Analysis of Financial         10-14
             Condition and Results of Operations

        Exhibit 11 - Computation of per share earnings                        15

        Exhibit 27 - Financial data schedule



    PART II. OTHER INFORMATION

        Item 6 - Exhibits and Reports on Form 8-K                             16



        Signature                                                             16

                         Part I - Financial Information
                         Item I - Financial Statements
THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (unaudited)    (note)
ASSETS                                               3/31/95     12/31/94
____________________________________________________________________________
Manufacturing Current Assets:
    Cash and cash equivalents                       $4,935,516   $5,351,161
    Accounts receivable, net                        36,303,454   32,910,361
    Inventories                                     33,933,892   30,911,341
    Recoverable income taxes                         1,596,027            -
    Deferred income taxes*                           4,264,243    3,764,243
    Prepaid expenses and other current assets        4,185,929    4,656,816
                                                  ____________ ____________
           Total Manufacturing Current Assets       85,219,061   77,593,922

    Investments in and advances to unconsolidated
           investees, at equity                     19,944,564   16,666,728

    Property, plant and equipment, at cost          49,326,172   46,896,174
      Less accumulated depreciation                (30,048,766) (29,947,379)
                                                  __________________________
    Net property, plant and equipment               19,277,406   16,948,795

    Other non-current assets                         4,354,989    5,775,276
                                                  ____________ ____________
           Total Manufacturing Assets              128,796,020  116,984,721
                                                  ____________ ____________
Financial Services:
    Cash and cash equivalents                           11,268       72,302
    Investment in leases, net                       88,841,817   84,724,886

    Property, plant and equipment, at cost             246,014      234,712
      Less accumulated depreciation                   (168,108)    (162,654)
                                                  __________________________
    Net property, plant and equipment                   77,906       72,058

    Rental equipment, at cost                        4,172,100    4,327,691
      Less accumulated depreciation                 (2,064,154)  (2,004,464)
                                                  __________________________
    Net rental equipment                             2,107,946    2,323,227

    Other assets                                       275,937      198,550
                                                  ____________ ____________
           Total Financial Services Assets          91,314,874   87,391,023
                                                  ____________ ____________
Total Assets                                      $220,110,894 $204,375,744
                                                  ============ ============

    * Includes both manufacturing and financial services.

Note: The December 31, 1994 balance sheet has been derived from audited financial statements

The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES

                                                   (unaudited)    (note)
LIABILITIES AND SHAREHOLDERS' EQUITY                 3/31/95     12/31/94
____________________________________________________________________________
Manufacturing Current Liabilities:
    Accounts payable                               $16,134,223  $14,194,244
    Accrued liabilities                             20,022,509   16,782,258
                                                  ____________ ____________
           Total Manufacturing Current Liabilities  36,156,732   30,976,502

    Long-term debt                                  57,500,000   57,500,000
    Deferred income taxes*                           4,084,857    4,184,235
    Other liabilities                                2,907,974    2,527,320
                                                  ____________ ____________
           Total Manufacturing Liabilities         100,649,563   95,188,057
                                                  ____________ ____________
Financial Services:
    Income taxes* and accrued expenses               4,873,050    4,035,472
    Notes payable - banks                           15,575,000    6,437,500
    Notes payable - insurance companies             14,858,000   17,715,000
                                                  ____________ ____________
           Total Financial Services Liabilities     35,306,050   28,187,972
                                                  ____________ ____________
SHAREHOLDERS' EQUITY
    Common stock (6,682,763 shares issued in 1995
        and 6,364,221 shares issued in 1994)        10,024,145    9,546,332
    Capital surplus                                 17,923,218   12,712,723
    Retained earnings                               59,953,220   62,566,473
    Cumulative translation adjustments              (3,435,151)  (3,515,662)
    Treasury stock, at cost                           (310,151)    (310,151)
                                                  ____________ ____________
           Total Shareholders' Equity               84,155,281   80,999,715
                                                  ____________ ____________
Total Liabilities and Shareholders' Equity        $220,110,894 $204,375,744
                                                  ============ ============


    *Includes both manufacturing and financial services.


Note: The December 31, 1994 balance sheet has been derived from audited financial statements


The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (UNAUDITED)


3 Month period ended March 31,                        1995         1994
                                                  ____________ ____________
REVENUES
    Net sales                                      $69,625,506  $48,186,517
    Rental revenues                                    486,825      386,213
    Lease finance revenues                           2,125,901    1,629,040
    Other income                                       768,309    1,005,096
                                                  ____________ ____________
           Total revenues                           73,006,541   51,206,866
                                                  ____________ ____________
COSTS AND EXPENSES
    Cost of sales                                   53,992,188   37,101,542
    Cost of rentals                                    412,698      445,635
    Selling, general and administrative              9,097,790    6,966,931
    Employees' profit sharing                          924,349      499,124
    Interest expense
      Lease financing                                  577,552      683,141
      Other                                            973,734      990,118
    Other expenses                                   1,955,830    1,095,885
                                                  ____________ ____________
           Total costs and expenses                 67,934,141   47,782,376
                                                  ____________ ____________
INCOME BEFORE TAXES, AND EQUITY IN NET
   EARNINGS OF UNCONSOLIDATED INVESTEES              5,072,400    3,424,490

Income tax expense                                   2,054,544    1,449,067
                                                  ____________ ____________
Income before equity in net
   earnings of unconsolidated investees              3,017,856    1,975,423
Equity in net earnings of unconsolidated investees      57,199       28,368
                                                  ____________ ____________

NET INCOME                                           3,075,055    2,003,791
                                                  ============ ============


NET INCOME PER SHARE:
   Primary                                               $0.46        $0.30 *
                                                  ============ ============
   Fully Diluted                                         $0.36        $0.26 *
                                                  ============ ============


                *  Adjusted for the 1995 5% stock dividend









The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       (UNAUDITED)





3 Month period ended March 31,                        1995         1994
                                                  ____________ ____________
CASH FLOWS FROM OPERATING ACTIVITIES
____________________________________

  Net income                                        $3,075,055   $2,003,791
  Adjustments to reconcile net income to net cash
   used for operating activities:
    Depreciation and amortization                    1,084,491    1,045,604
    Provision for losses on accounts receivable
     and investment in leases                          606,000      210,000
    Earnings of unconsolidated investees,
     net of dividends                                  (57,199)     (28,368)
    Foreign currency transaction losses (gains)         97,285     (523,639)
    Acquisition of rental equipment                   (238,118)    (435,705)
    Gains on dispositions of rental equipment         (279,441)    (195,670)
    Proceeds from rental fleet sales                   482,255      282,755
    Losses on sale of property, plant
     and equipment                                      48,935        3,137
    Other items, net                                  (513,811)     173,224
    Changes in operating assets and liabilities:
       Increase in accounts receivable              (3,794,271)    (465,521)
       Increase in investment in leases             (4,317,931)    (452,230)
       Increase in inventories, prepaid expenses
         and other current assets                   (4,176,991)  (6,826,845)
       Increase in accounts payable and
         accrued expenses                            6,085,881    3,529,254
                                                  ____________ ____________
    Net cash used for
        operating activities                        (1,897,860)  (1,680,213)
                                                  ____________ ____________



CASH FLOWS FROM INVESTING ACTIVITIES
____________________________________

  Additions to property, plant and equipment        (1,678,677)    (814,567)
  Proceeds received from sales of property,
    plant and equipment                                 16,369            -
  Investment in, and advances to, unconsolidated
    investees                                       (3,199,651)  (2,806,096)
                                                  ____________ ____________
    Net cash used for
        investing activities                        (4,861,959)  (3,620,663)
                                                  ____________ ____________


The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
       (UNAUDITED)





3 Month period ended March 31,                        1995         1994
                                                  ____________ ____________


CASH FLOWS FROM FINANCING ACTIVITIES
____________________________________
  Net repayments under lines of credit              (1,000,000)           -
  Proceeds from long-term debt                      11,000,000            -
  Repayment of long-term debt                       (3,719,500)  (6,026,500)
  Capital stock transactions, net                            -            -
                                                  ____________ ____________
    Net cash provided by (used for)
       financing activities                          6,280,500   (6,026,500)

  Effect of foreign currency rate fluctuations on
   cash and cash equivalents                             2,640     (302,790)
                                                  ------------ ------------
  Decrease in cash and cash equivalents               (476,679) (11,630,166)
  Cash and cash equivalents at January 1,            5,423,463   28,654,488
                                                  ------------ ------------
  Cash and cash equivalents at March 31,            $4,946,784  $17,024,322
                                                  ============ ============










SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
________________________________________________

  Cash paid during the year for:
    Income taxes                                    $3,290,171   $1,208,520
    Interest                                           458,235      590,445

  Noncash activities:
    Property acquired in exchange for retirement
       of mortgage receivable                       $1,500,000            -






The accompanying notes are a part of the financial statements.

                    THE RAYMOND CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




 1. Basis of Presentation
- --- -----------------------
    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the Company's financial statements and notes thereto in its 1994 Annual Report to Shareholders which is incorporated by reference in its Annual Report on Form 10-K for the year ended December 31, 1994. The ac-companying financial statements have not been examined by independent accountants, but in the opinion of management such financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to summarize fairly the Company's financial position at March 31, 1995 and results of operations for the three month period then ended. The results of operations for the interim period presented may not be in-dicative of the results that may be expected for the year.



 2. Inventories
- --- ------------
    The composition of inventories were:

                                                     3/31/95     12/31/94
                                                  __________________________

           Raw materials                           $11,328,445  $10,310,528
           Work in process                          20,189,131   18,900,886
           Finished goods                            2,416,316    1,699,927
                                                  __________________________
                                                   $33,933,892  $30,911,341
                                                  ==========================



 3. Stock Dividend
- --- --------------------------

    On March 4, 1995, the Board of Directors declared an irregular five percent stock dividend on the Company's outstanding common stock.
    On April 14, 1995, shareholders of record as of March 31, 1995 received one additional share of stock for each twenty shares held. Earnings per share and weighted average shares outstanding have been restated to reflect the five percent stock dividend.

                    THE RAYMOND CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




 4. Long-Term Debt
- --- -------
    On February 14, 1995, the Company and Raymond Leasing Corporation entered into a Revolving Credit and Term Loan Agreement which made available an additional $15.0 million. The committed facility provides for a two year working capital line of credit which can be converted into a five year term loan.

    In the first quarter of 1995, Raymond Leasing Corporation borrowed $5.0 million under this credit facility for a five year term at 7.97% interest and $6.0 million under a similar existing credit facility for a five year term at 8.40% interest.



 5. Contingencies
- --- -------
    The Company is currently defending a number of products liability and similar lawsuits involving industrial accidents. The Company views these actions, and related expenses of administration, litigation and insurance, as part of the ordinary course of its business. The Company has a policy of aggressively defending products liability lawsuits, which generally take several years to ultimately resolve. A combination of self-insured retention and insurance is used to manage these risks and management believes that the insurance coverage and reserves established for self-insured risks are adequate. The effect of these lawsuits on future results of operations cannot be predicted because any such effect depends on the operating results of future periods and the amount and timing of the resolution of these proceedings. The Company's Dealers contribute to the funding of the Company's products liability program and, in turn, the Company indemnifies the Dealers against products liability expense and manages products liability claims.

    The Company is also one of sixteen defendants in a private environmental lawsuit. The plaintiffs have alleged that scrap metal purchased from the Company was coated with certain solvents and/or cutting oils. Plaintiffs have the burden of proving the nature and extent of the Company's contribution to the site, as well as the burden of proving what portion of the material delivered to the site was "hazardous" as that term is defined in the environmental statutes. The Company is aggressively defending the claim and does not believe it is likely to have a material adverse effect on the Company.

                         Part I - Financial Information
                         Item 2 - Management's Discussion and Analysis of
                                  Financial Condition and Operating Results






    A summary of the period changes in the principal items included on the consolidated statements of income is shown below: (in thousands)






Comparison of the changes from the 3 month period ended March 31, 1995 to March 31, 1994

                                                       Amount           %
                                                       _______      _______

TOTAL REVENUES                                         $21,800           43%
                                                       _______      _______

COSTS AND EXPENSES:
    Cost of sales and rentals                           16,858           45%
    Selling, general and administrative                  2,131           31%
    Employees' profit sharing                              425           85%
    Interest expense                                      (122)          -7%
    Other expenses, net                                    860           78%
                                                       _______      _______
           Total costs and expenses                     20,152           42%
                                                       _______      _______

INCOME BEFORE PROVISION FOR TAXES                        1,648           48%

PROVISION FOR INCOME TAXES                                 606           42%
                                                       _______      _______
INCOME BEFORE EQUITY IN EARNINGS
   OF UNCONSOLIDATED INVESTEES                           1,042           53%


EARNINGS OF UNCONSOLIDATED INVESTEES                        29          102%
                                                       _______      _______

NET INCOME                                              $1,071           53%
                                                       =======      =======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    THE RAYMOND CORPORATION AND SUBSIDIARIES

                 Three Months ended March 31, 1995 compared to
                 ---------------------------------------------
                       Three Months ended March 31, 1994
                       ---------------------------------

Revenues
- --------

Total revenues for the three months ended March 31, 1995 increased by approximately $21.8 million, or 43% to $73.0 million from $51.2 million for the three months ended March 31, 1994.

The substantial growth in revenues for the first quarter of 1995 as compared to the first quarter of 1994 reflects a continuation of trends noted throughout 1994 including the overall growth in the North American lift truck market as well as the Company's success in expanding its distribution into different markets. The Company's sales to its North American Dealer Network increased as a result of the increased order entry rate experienced by the industry as well as the continued success of its new products with the intellidrive(R) controls technology and increased sales efforts through D.A.R.T. (the Dealer Alliance for Recruiting and Training). D.A.R.T. is Raymond's program to increase and improve the sales force at the Dealership level. Other major increases in revenue were attained through the National Accounts program and sales to Material Handling Associates, Inc. (M.H.A.). The National Accounts program, working in coordination with the Dealer Network, offers selected large customers single source coordination of their materials handling equipment and service needs. M.H.A. is the Company's 50% owned joint venture company with Mitsubishi Caterpillar Forklift America Inc., which distributes equipment manufactured by Raymond through the Caterpillar distribution network. Sales of repair and replacement parts and sales resulting from O.E.M. agreements, in both North America and Europe for products manufactured by Raymond, also contributed to the increase in revenues.

Cost of Sales
- -------------

For the first quarter of 1995, cost of sales as a percentage of net sales was 77.5% as compared to 77.0% for the first quarter of 1994 and 77.6% for the calendar year 1994. The increase in the percentage for the first quarter of 1995 versus the first quarter of 1994 is primarily due to the mix of products sold through the Company's various distribution channels and reflects primarily the increased volume of sales through the National Accounts Program, M.H.A. and O.E.M. arrangements. In addition, one-time expenses were incurred during the first quarter of 1995 to produce Dockstocker(TM) field test trucks.

Selling, General and Administrative Expenses
- --------------------------------------------

For the first quarter of 1995, selling, general and administrative expenses increased by approximately $2.1 million or 31% to $9.1 million from $7.0 million in the first quarter of 1994.

As a percentage of total revenues, these expenses decreased from 13.6% in the first quarter of 1994 to 12.5% for the same period in 1995.

The dollar level increase reflects increased benefit accruals and additional expenses incurred to support the growth in sales volume and increased research and development activities associated with the Company's continued product development. These expenses included costs to launch the Dockstocker product line and costs for the Company's International Sales Meeting held in February.

Interest Expense
- ----------------

Lease financing operations are conducted through Raymond Leasing Corporation, a wholly-owned subsidiary of the Company. Lease finance interest expense is reported net of charges on intercompany borrowings and was approximately $0.6 million in the quarter ended March 31, 1995 as compared with approximately $0.7 million in the comparable quarter in 1994. The decline in the current period reflects the fact that the majority of the growth in the lease portfolio has been financed with funds from The Raymond Corporation, as opposed to external borrowings.

Other interest expense incurred by the manufacturing divisions was approximately $1.0 million for the quarters ending March 31, 1995 and 1994, respectively, and consists primarily of interest on the Company's convertible subordinated debentures.

Other Expenses
- --------------

Other expenses were approximately $2.0 and $1.1 million, or 2.7% and 2.1% of total revenues, for the quarters ending March 31, 1995 and 1994, respectively. The primary components of other expenses are cash discounts paid to Dealers for the timely payment of invoices and the provision for losses on accounts and leases receivable. The increased provision for losses on accounts and leases receivables is the main component of both the dollar and percentage increases in 1995.

The increased provision for profit sharing reflects the increased profitability of the Company. The formula for computing the profit sharing provision is consistent for all periods presented.

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

The equity in earnings of unconsolidated investees was at approximately the same level for both periods reported.

Stock Dividend
- --------------

On March 4, 1995, the Board of Directors declared an irregular 5% stock dividend on the Company's outstanding common stock. On April 14, 1995, shareholders of record as of March 31, 1995 received on additional share of stock for each twenty shares held. Earnings per share and weighted average shares and outstanding have been adjusted to reflect the 5% stock dividend.

Liquidity and Sources of Capital
- --------------------------------

At March 31, 1995, the Company's manufacturing working capital was $49.1 million and its ratio of manufacturing current assets to manufacturing current liabilities was 2.4 to 1. At March 31, 1995, the Company and Raymond Leasing Corporation, its wholly-owned leasing subsidiary, had unused lines of credit aggregating $42.4 million, of which $11.9 million was available solely to Raymond Leasing Corporation. These credit facilities will enable Raymond Leasing Corporation to obtain the external funds necessary to repay intercompany borrowings from The Raymond Corporation as additional cash is required.

Standard & Poor's has raised its credit rating of The Raymond Corporation's debt. In taking this action, the credit rating agency cited not only the Company's financial improvement but also its product technology and increased market coverage. This upgrade should assist the Company when it negotiates any future financing arrangements.

For the three months ended March 31, 1995, $1.9 million was used to fund operating activities compared to the $1.7 million used to fund operating activities for the comparable 1994 period. The cash was used primarily to fund the growth in the lease portfolio and the increase in other working capital components necessary to support the higher sales volume.

Cash used for investing activities increased $1.2 million for the first three months of 1995 compared to the first three months of 1994. This was primarily due to planned increases in capital expenditures and the Company's commitment to invest in its Dealer Network.

Cash flows from financing activities reflect the proceeds of long-term debt obtained by Raymond Leasing Corporation to fund a portion of the continued growth of the lease portfolio and repay intercompany borrowings. The 1994 debt repayments include an accelerated payment made with the proceeds of the convertible subordinated debt proceeds obtained in December 1993.

In the fourth quarter of 1989, the Board of Directors voted to suspend the payment of cash dividends on the Company's common stock. Payment of cash dividends in the future will depend on a variety of factors including the Company's earnings, cash flow and financial resources as well as certain debt covenants. At March 31, 1995, approximately $8.4 million of consolidated retained earnings were free of debt covenant restrictions on cash dividends. In addition, Raymond Leasing Corporation is subject to certain debt agreements that limit cash dividends and loans to the Company. These restrictions are not expected to affect the Company's ability to meet its cash requirements.

Outlook
- -------

New equipment orders for the first quarter of 1995 were $64.9 million, up 21% from the $53.5 million reported for the first quarter of 1994.

The backlog (unfilled new equipment orders) was $73.4 million at March 31, 1995, up 27% from the $57.6 million backlog reported for the same period last year and down $4.7 million from the record backlog level reported at December 31, 1994. Although the Company participates in what is known as a cyclical industry, it has attempted to minimize this impact through increased participation in domestic and international markets through joint venture and O.E.M. supply agreements as well as the new Dockstocker product line.

The Company plans to invest approximately $12 million in 1995 - 96 to upgrade production equipment and improve processes in its Greene, New York manufacturing facility. This factory revitalization program will significantly upgrade the technology of the plant and also increase its efficiency. The expenditures will be funded by a combination of internally generated resources and existing credit facilities. In addition, the Company expects to receive assistance from New York State and local government agencies under a sales tax assistance program and an interest subsidy grant.

                            THE RAYMOND CORPORATION
                                   EXHIBIT 11
                       COMPUTATION OF PER SHARE EARNINGS

                                          (In thousands except per share data.)

           3 Month period ended March 31,             1995         1994(1)
                                                  ____________ ____________
PRIMARY

    Average shares outstanding                           6,660        6,646

    Net effect of dilutive stock options-
      based on the treasury stock method
      using average market price                            68           60
                                                  ____________ ____________
           Total                                         6,728        6,706
                                                  ============ ============
    Net income                                          $3,075       $2,004
                                                  ============ ============

    Per share amount                                     $0.46        $0.30
                                                  ============ ============
FULLY DILUTED

    Average shares outstanding                           6,660        6,646

    Net effect of dilutive stock options-
      based on the treasury stock method using
      the period end market price, if higher
      than average market price                             75           60

    Assumed conversion of 6.50% convertible
      subordinated debentures                            3,408        3,408
                                                  ____________ ____________
           Total                                        10,143       10,114
                                                  ============ ============

    Net income                                          $3,075       $2,004

    Add 6.50% convertible subordinated
      debentures interest, net of federal
      income tax effect                                    617          617
                                                  ____________ ____________
           Total                                        $3,692       $2,621
                                                  ============ ============

    Per share amount                                     $0.36        $0.26
                                                  ============ ============





(1)   Adjusted for the 1995 five percent stock dividend.

                          Part II - Other Information




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
_________________________________________

    B)  Reports on Form 8-K.

        There were no reports on Form 8-K filed for the three months ended March 31, 1995.











                                   Signature
                                   __________

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                  THE RAYMOND CORPORATION



Date: May 15 1995                            by: /s/ William B. Lynn
      --------------                         -------------------------------
                                                       William B. Lynn
                                                   Executive Vice President
                                                (Principal Financial Officer)