Form 10-Q
period 1995-06-30
RAYMOND CORP
filed 1995-08-14
CIK 82231

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       __________________________________


                                    FORM-10Q

           (MARK ONE)
           X   - QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995 OR
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


                The number of shares of common stock outstanding as of July 31, 1995 was 6,827,523.

                            THE RAYMOND CORPORATION


                               INDEX to FORM-10Q



    PART  I. FINANCIAL INFORMATION                                       Page
                                                                        ------
        Item 1 - Financial Statements

             Condensed Consolidated Balance Sheets - June 30, 1995
               and December 31, 1994                                      3 - 4

             Condensed Consolidated Statements of Income - Quarters
               and Six Month Periods ended June 30, 1995 and
               June 30, 1994                                                5

             Condensed Consolidated Statements of Cash Flows - Six Month
               Periods ended June 30, 1995 and June 30, 1994              6 - 7

             Notes to Condensed Consolidated Financial Statements         8 - 9

        Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         10 - 14

    PART II. OTHER INFORMATION

        Item 4 - Submission of Matters to a Vote of Security Holders        15

        Item 5 - Other Information                                          15

        Item 6 - Exhibits and Reports on Form 8-K                           16

        Signature                                                           16

                         Part I - Financial Information
                         Item I - Financial Statements
THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (unaudited)    (note)
ASSETS                                               6/30/95     12/31/94
____________________________________________________________________________
Manufacturing Current Assets:
    Cash and cash equivalents                       $4,355,336   $5,351,161
    Accounts receivable, net                        34,771,223   32,910,361
    Inventories                                     37,479,960   30,911,341
    Recoverable income taxes                         1,627,291            -
    Deferred income taxes*                           4,864,243    3,764,243
    Prepaid Expenses and other current assets        3,800,058    4,656,816
                                                  ____________ ____________
           Total Manufacturing Current Assets       86,898,111   77,593,922

    Investments in and advances to unconsolidated
           investees, at equity                     20,638,067   16,666,728

    Property, plant and equipment, at cost          51,131,097   46,896,174
      Less accumulated depreciation                (30,757,340) (29,947,379)
                                                  __________________________
    Net property, plant and equipment               20,373,757   16,948,795

    Other non-current assets                         4,387,119    5,775,276
                                                  ____________ ____________
           Total Manufacturing Assets              132,297,054  116,984,721
                                                  ____________ ____________
Financial Services:
    Cash and cash equivalents                            9,713       72,302
    Investment in leases, net                       96,712,704   84,724,886

    Property, plant and equipment, at cost             330,061      234,712
      Less accumulated depreciation                   (175,361)    (162,654)
                                                  __________________________
    Net property, plant and equipment                  154,700       72,058

    Rental equipment, at cost                        4,339,509    4,327,691
      Less accumulated depreciation                 (2,052,132)  (2,004,464)
                                                  __________________________
    Net rental equipment                             2,287,377    2,323,227

    Other assets                                       244,278      198,550
                                                  ____________ ____________
           Total Financial Services Assets          99,408,772   87,391,023
                                                  ____________ ____________
Total Assets                                      $231,705,826 $204,375,744
                                                  ============ ============


    *Includes both manufacturing and financial services

Note: The December 31, 1994 balance sheet has been derived from audited financial statements

The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES

                                                   (unaudited)    (note)
LIABILITIES AND SHAREHOLDERS' EQUITY                 6/30/95     12/31/94
____________________________________________________________________________
Manufacturing Current Liabilities:
    Accounts payable                               $13,612,417  $14,194,244
    Accrued liabilities                             22,130,113   16,782,258
                                                  ____________ ____________
           Total Manufacturing Current Liabilities  35,742,530   30,976,502

    Subordinated convertible debentures             57,500,000   57,500,000
    Deferred income taxes*                           3,989,692    4,184,235
    Other liabilities                                3,195,814    2,527,320
                                                  ____________ ____________
           Total Manufacturing Liabilities         100,428,036   95,188,057
                                                  ____________ ____________
Financial Services:
    Income taxes* and accrued expenses               4,167,347    4,035,472
    Notes payable - banks                           23,962,500    6,437,500
    Notes payable - insurance companies             14,858,000   17,715,000
                                                  ____________ ____________
           Total Financial Services Liabilities     42,987,847   28,187,972
                                                  ____________ ____________
SHAREHOLDERS' EQUITY
    Common stock (6,703,842 issued in 1995;
       6,364,221 issued in 1994)                    10,055,763    9,546,332
    Capital surplus                                 17,892,858   12,712,723
    Retained earnings                               63,431,324   62,566,473
    Cumulative translation adjustments              (2,781,633)  (3,515,662)
    Treasury stock, at cost                           (308,369)    (310,151)
                                                  ____________ ____________
           Total Shareholders' Equity               88,289,943   80,999,715
                                                  ____________ ____________
Total Liabilities and Shareholders' Equity        $231,705,826 $204,375,744
                                                  ============ ============


    *Includes both manufacturing and financial services


Note: The December 31, 1994 balance sheet has been derived from audited financial statements


The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                    3 Month period ended                  6 Month period ended
                                                           June 30,                              June 30,
                                                      1995         1994                     1995         1994
                                                  ____________ ____________             ____________ ____________
REVENUES
    Net sales                                      $69,437,408  $55,955,850             $139,062,914 $104,142,367
    Rental revenues                                    416,971      380,729                  903,796      766,942
    Lease finance revenues                           2,257,338    1,625,113                4,383,239    3,254,153
    Other income                                       731,806      615,104                1,500,115    1,620,200
                                                  ____________ ____________             ____________ ____________
           Total revenues                           72,843,523   58,576,796              145,850,064  109,783,662
                                                  ____________ ____________             ____________ ____________
COSTS AND EXPENSES
    Cost of sales                                   53,354,265   43,483,409              107,346,453   80,584,951
    Cost of rentals                                    428,882      449,974                  841,580      895,609
    Selling, general and administrative              9,118,367    7,118,873               18,216,157   14,085,804
    Employees' profit sharing                        1,016,735      684,653                1,941,084    1,183,777
    Interest expense
      Lease financing                                  677,419      555,734                1,254,971    1,238,875
      Other                                            967,106      977,374                1,940,840    1,967,492
    Other expenses                                   1,535,422    1,323,540                3,491,252    2,419,425
                                                  ____________ ____________             ____________ ____________
           Total costs and expenses                 67,098,196   54,593,557              135,032,337  102,375,933
                                                  ____________ ____________             ____________ ____________
INCOME BEFORE TAXES, AND EQUITY IN NET
   EARNINGS OF UNCONSOLIDATED INVESTEES              5,745,327    3,983,239               10,817,727    7,407,729

Income tax expense                                   2,342,912    1,591,168                4,397,456    3,040,235
                                                  ____________ ____________             ____________ ____________
Income before equity in net
   earnings of unconsolidated investees              3,402,415    2,392,071                6,420,271    4,367,494
Equity in net earnings of unconsolidated investees      82,590       71,891                  139,789      100,259
                                                  ____________ ____________             ____________ ____________

NET INCOME                                          $3,485,005   $2,463,962               $6,560,060   $4,467,753
                                                  ============ ============             ============ ============

NET INCOME PER SHARE
   Primary                                               $0.52        $0.37 *                  $0.98        $0.67 *
                                                  ============ ============             ============ ============
   Fully Diluted                                         $0.40        $0.30 *                  $0.77        $0.56 *
                                                  ============ ============             ============ ============


                *   Adjusted for the 1995 5% stock dividend

The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       (UNAUDITED)





6 Month period ended June 30,                         1995         1994
                                                  ____________ ____________
CASH FLOWS FROM OPERATING ACTIVITIES
____________________________________

  Net income                                        $6,560,060   $4,467,753
  Adjustments to reconcile net income to net cash
   used for operating activities:
    Depreciation and amortization                    2,229,460    2,054,370
    Provision for losses on accounts receivable
     and investment in leases                          842,000      405,000
    Earnings of unconsolidated investees,
     net of dividends                                 (139,789)    (100,259)
    Foreign currency transaction losses (gains)        200,408     (621,208)
    Acquisition of rental equipment                   (768,502)  (1,062,685)
    Gains on dispositions of rental
     equipment                                        (555,575)    (233,476)
    Proceeds from rental fleet sales                   933,915      723,550
    Losses (Gains) on sale of property, plant and
     equipment                                          54,161       (4,363)
    Other items, net                                  (746,981)     334,405
    Changes in operating assets and liabilities:
       Increase in accounts receivable              (2,347,054)  (1,122,998)
       Increase in investment in leases            (12,319,818)  (6,516,992)
       Increase in inventories, prepaid expenses
         and other current assets                   (7,320,164)  (6,706,744)
       Increase in accounts payable and accrued
         expenses                                    4,868,985    4,181,942
                                                  ____________ ____________
    Net cash used for
          operating activities                      (8,508,894)  (4,201,705)
                                                  ____________ ____________



CASH FLOWS FROM INVESTING ACTIVITIES
____________________________________

  Additions to property, plant and equipment        (3,627,848)  (1,992,076)
  Proceeds received from sales of property,
    plant and equipment                                 16,369        7,500
  Investment in, and advances to, unconsolidated
    investees                                       (3,647,390)  (1,925,672)
                                                  ____________ ____________
    Net cash used for
          investing activities                      (7,258,869)  (3,910,248)
                                                  ____________ ____________


The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
       (UNAUDITED)





6 Month period ended June 30,                         1995         1994
                                                  ____________ ____________


CASH FLOWS FROM FINANCING ACTIVITIES
____________________________________
  Net additional borrowings under
   lines of credit                                   3,000,000            0
  Repayment of long term debt                       (4,332,000)  (6,339,000)
  Capital stock transactions, net                        3,040        2,676
  Proceeds from long term debt                      16,000,000            0
                                                  ____________ ____________
    Net cash provided by (used for) financing
    activities                                      14,671,040   (6,336,324)

  Effect of foreign currency rate fluctuations on
   cash and cash equivalents                            38,309     (196,718)
                                                  ------------ ------------
  Decrease in cash and cash equivalents             (1,058,414) (14,644,995)
  Cash and cash equivalents at January 1,            5,423,463   28,654,488
                                                  ------------ ------------
  Cash and cash equivalents at June 30,             $4,365,049  $14,009,493
                                                  ============ ============










SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
________________________________________________

  Cash paid during the year for:
    Income taxes                                    $7,441,784   $2,617,431
    Interest                                        $3,080,781   $3,252,433








The accompanying notes are a part of the financial statements.

                THE RAYMOND CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)




 1. Basis of Presentation
--- -----------------------
    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the Company's financial statements and notes thereto in its 1994 Annual Report to Shareholders which is incorporated by reference in its entirety on Form 10-K for the year ended December 31, 1994. The ac-companying financial statements have not been examined by independent accountants, but in the opinion of management such financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to summarize fairly the Company's financial position at June 30, 1995 and results of operations for the six month period then ended. The results of operations for the interim period presented may not be in-dicative of the results that may be expected for the year.



 2. Inventories
--- ------------
    The composition of inventories was:

                                                     6/30/95     12/31/94
                                                  __________________________

           Raw materials                           $14,650,334  $10,310,528
           Work in process                          20,263,833   18,900,886
           Finished goods                            2,565,793    1,699,927
                                                  __________________________
                                                   $37,479,960  $30,911,341
                                                  ==========================



 3. Stock Dividend
--- --------------

    On March 4, 1995, the Board of Directors declared an irregular five percent stock dividend on the Company's outstanding common stock.
    On April 14, 1995, shareholders of record as of March 31, 1995 received one additional share of stock for each twenty shares held. Earnings per share and weighted average shares outstanding for 1994 have been restated to reflect the five percent stock dividend.

                THE RAYMOND CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)


 4. Long-Term Debt
--- --------------
    On February 14, 1995, the Company and Raymond Leasing Corporation entered into a Revolving Credit and Term Loan Agreement which made available an additional $15.0 million. The committed facility provides for a two year working capital line of credit which can be converted at the Company's option into three, four or five year term loans.

    In the six months ended June 30, 1995, Raymond Leasing Corporation borrowed $5.0 million under this credit facility for a five year term at 7.97% and $5.0 million for a five year term at 7.33%. Raymond Leasing Corporation also borrowed $6.0 million under a similar existing credit facility for a five year term at 8.40% interest.



 5. Contingencies
--- -------------
    The Company is currently defending a number of products liability and similar lawsuits involving industrial accidents. The Company views these actions, and related expenses of administration, litigation and insurance, as part of the ordinary course of its business. The Company has a policy of aggressively defending products liability lawsuits, which generally take several years to ultimately resolve. A combination of self-insured retention and insurance is used to manage these risks and management believes that the insurance coverage and reserves established for self-insured risks are adequate. The effect of these lawsuits on future results of operations cannot be predicted because any such effect depends on the operating results of future periods and the amount and timing of the resolution of these proceedings. The Company's Dealers contribute to the funding of the Company's products liability program and, in turn, the Company indemnifies the Dealers against products liability expense and manages products liability claims.

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

                      Part I - Financial Information
                      Item 2 - Management Discussion and Analysis of Financial
                               Condition and Results of Operations






A summary of the period changes in the principal items included in the consolidated statements of income is shown below: (in thousands)

                                                          Changes from              Changes from
                                                      3 Month period ended      6 Month period ended
                                                        June 30, 1994 to          June 30, 1994 to
                                                      3 Month period ended      6 Month period ended
                                                        June 30, 1995             June 30, 1995

                                                        AMOUNT         %          AMOUNT        %
                                                       _______      _______     _______      _______
    TOTAL REVENUES                                     $14,267           24%    $36,066           33%
                                                       _______      _______     _______      _______

    COSTS AND EXPENSES:
           Cost of sales                                 9,850           22%     26,707           33%
           Selling, general and administrative           1,999           28%      4,130           29%
           Employees' profit sharing                       333           49%        757           64%
           Interest expense                                111            7%        (10)           0%
           Other expenses, net                             212           16%      1,072           44%
                                                       _______      _______     _______      _______
    TOTAL COSTS AND EXPENSES                            12,505           23%     32,656           32%
                                                       _______      _______     _______      _______

    INCOME BEFORE PROVISION FOR TAXES                    1,762           44%      3,410           46%

    PROVISION FOR INCOME TAXES                             752           47%      1,357           45%
                                                       _______      _______     _______      _______
    INCOME BEFORE EQUITY IN EARNINGS
       OF UNCONSOLIDATED INVESTEES                       1,010           42%      2,053           47%

    EARNINGS OF UNCONSOLIDATED INVESTEES                    11           15%         40           40%

                                                       _______      _______     _______      _______
    NET INCOME                                          $1,021           41%     $2,093           47%
                                                       =======      =======     =======      =======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    THE RAYMOND CORPORATION AND SUBSIDIARIES

          Three Months and Six Months ended June 30, 1995 compared to
                Three Months and Six Months ended June 30, 1994
          -----------------------------------------------------------

Revenues
--------

Total revenues for the three months ended June 30, 1995 increased by approximately $14.2 million, or 24% to $72.8 million from $58.6 million for the three months ended June 30, 1994.

Total revenues were $145.9 million for the first six months of 1995, up $36.1 million or 33% from the $109.8 million reported for the first six months of 1994.

The substantial growth in revenues for the first six months of 1995 as compared to the first six months of 1994 reflects a continuation of trends noted throughout 1994 including the overall growth in the North American lift truck market as well as the Company's success in expanding its distribution into different markets. The Company's sales to its North American Dealer Network increased as a result of the increased order entry rate experienced by the industry as well as the continued success of its new products with the INTELLIDRIVE/R/ controls technology and increased sales efforts through D.A.R.T. (the Dealer Alliance for Recruiting and Training). D.A.R.T. is Raymond's program to increase and improve the sales force at the Dealership level. Other major increases in revenue were attained as a result of the successful launch of the new DOCKSTOCKER/TM/ product line of electric, stand-up counterbalanced lift trucks, increased sales from O.E.M. agreements in both North America and Europe for products manufactured by Raymond, and sales to Material Handling Associates, Inc. (M.H.A.). M.H.A. is the Company's 50% owned joint venture company with Mitsubishi Caterpillar Forklift America Inc. which distributes equipment manufactured by Raymond through the Caterpillar distribution network. Sales of repair and replacement parts and increased lease finance income also contributed to the increase in revenues.

Cost of Sales
-------------

For the second quarter of 1995, cost of sales as a percentage of net sales improved to 76.8% from 77.7% for the second quarter of 1994. Cost of sales as a percentage of net sales was 77.2% for the first six months of 1995 and 77.4% for the comparable 1994 period.

The decrease in cost of sales as a percentage of net sales in the second quarter of 1995 is due to a more favorable mix of products sold through the Company's various distribution channels compared to the second quarter of 1994. In addition, as a result of the increased sales volume, fixed overhead costs represented a smaller percentage of cost of sales. Improved product design and increased manufacturing efficiencies have enabled the Company to maintain a favorable cost of sales percentage in spite of rising material costs and increased O.E.M. sales.

Selling, General and Administrative Expenses
--------------------------------------------

For the second quarter of 1995, selling, general and administrative expenses were $9.1 million or 12.5% of total revenues as compared to $7.1 million or 12.2% of total revenues in the second quarter of 1994. Selling, general and administrative expenses were $18.2 million or 12.5% of total revenues for the first six months of 1995 and $14.1 million or 12.8% of total revenues for the first six months of 1994.

The dollar level increases for both periods reflect increased benefit accruals and additional expenses incurred to support the growth in sales volume and increased research and development activities associated with the Company's continued product development. These expenses included costs to launch the Dockstocker product line and costs for the Company's International Sales Meeting held in February.

Interest Expense
----------------

Lease financing operations are conducted through Raymond Leasing Corporation, a wholly-owned subsidiary of the Company. Lease financing interest expense is reported net of charges on intercompany borrowings and was approximately $0.7 million in the quarter ended June 30, 1995 as compared with approximately $0.6 million in the comparable quarter in 1994. For the six month period ending June 30, 1995, lease financing interest expense was $1.3 million versus the $1.2 million reported through June 30, 1994. The increased expense in the current quarter reflects the external borrowings described in Footnote 4 to this Form 10-Q incurred to finance the growth of the lease portfolio.

Other interest expense incurred by the manufacturing divisions for both periods presented for 1995 was comparable to the corresponding 1994 periods and consists primarily of interest on the Company's convertible subordinated debentures.

Other Expenses
--------------

Other expenses were approximately $1.5 and $1.3 million, or 2.1% and 2.3% of total revenues, for the quarters ending June 30, 1995 and 1994, respectively. For the first six months of 1995, other expenses were $3.5 million or 2.4% of revenues as compared to $2.4 million or 2.2% of revenue for the first six months of 1994. The primary components of other expenses are cash discounts paid to Dealers for the timely payment of invoices and the provision for losses on accounts and leases receivable. The increased provision for losses on accounts and leases receivables is the main component of the percentage increase in 1995.

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

The equity in earnings of unconsolidated investees was at approximately the same level for the corresponding periods reported.

Stock Dividend
--------------

On March 4, 1995, the Board of Directors declared an irregular 5% stock dividend on the Company's outstanding common stock. On April 14, 1995, shareholders of record as of March 31, 1995 received one additional share of stock for each twenty shares held. Earnings per share and weighted average shares outstanding for 1994 have been adjusted to reflect the 5% stock dividend.

Liquidity and Sources of Capital
--------------------------------

At June 30, 1995, the Company's manufacturing working capital was $51.2 million and its ratio of manufacturing current assets to manufacturing current liabilities was 2.4 to 1. At June 30, 1995, the Company and Raymond Leasing Corporation, its wholly-owned leasing subsidiary, had unused lines of credit aggregating $31.5 million, of which $12.2 million was available solely to Raymond Leasing Corporation. These credit facilities enable Raymond Leasing Corporation to obtain the external funds necessary to repay intercompany borrowings from The Raymond Corporation as additional cash is required.

Standard & Poor's has raised its credit rating of The Raymond Corporation's debt to investment grade level. In taking this action, the credit rating agency cited not only the Company's financial improvement but also its product technology and increased market coverage. This upgrade should assist the Company when it negotiates any future financing arrangements.

For the six months ended June 30, 1995, $8.5 million was used to fund operating activities compared to the $4.2 million used to fund operating activities for the comparable 1994 period. The cash was used primarily to fund the growth in the lease portfolio and the increase in other working capital components necessary to support the higher sales volume.

Cash used for investing activities increased $3.3 million for the first six months of 1995 compared to the first three months of 1994. This was primarily due to planned increases in capital expenditures and the Company's commitment to invest in its Dealer Network.

Cash flows from financing activities reflect the proceeds of long-term debt obtained by Raymond Leasing Corporation to fund a portion of the continued growth of the lease portfolio and repay intercompany borrowings. The 1994 debt repayments include an accelerated payment made from the proceeds of the convertible subordinated debt proceeds obtained in December 1993.

In the fourth quarter of 1989, the Board of Directors voted to suspend the payment of cash dividends on the Company's common stock. Payment of cash dividends in the future will depend on a variety of factors including the Company's earnings, cash flow and financial resources as well as certain debt covenants. At June 30, 1995, approximately $10.1 million of consolidated retained earnings were free of debt covenant restrictions on cash dividends. In addition, Raymond Leasing Corporation is subject to certain debt agreements that limit cash dividends and loans to the Company. These restrictions are not expected to affect the Company's ability to meet its cash requirements.

Outlook
-------

New equipment orders for the first six months of 1995 were $128.4 million, up 17% from the $109.7 million reported for the first quarter of 1994.

The backlog (unfilled new equipment orders) was $67.4 million at June 30, 1995, up 17% from the $57.9 million backlog reported for the same period last year and down $10.7 million from the record backlog level reported at December 31, 1994. Although the Company participates in what is known as a cyclical industry, it has attempted to minimize this impact through increased participation in domestic and international markets through joint venture and O.E.M. supply agreements as well as the new Dockstocker product line. In the second quarter of 1995, the Company entered into additional Original Equipment Manufacturing (O.E.M.) agreements with Toyota Industrial Equipment, a division of Toyota Motor Sales, U.S.A., Inc. and Mitsubishi Caterpillar Forklift American, Inc. Under terms of these agreements, Raymond will be manufacturing products for distribution within North America by year-end 1995. These agreements will help offset the effects of a potentially flattening North American lift truck market.

As planned, both of the Company's manufacturing plants will have their annual vacation shutdown in the third quarter. During the shutdown, not only will scheduled maintenance of manufacturing equipment be conducted, but also new machinery will be installed in the Greene, New York plant as part of its revitalization plan which encompasses a major upgrading of production equipment and processes over the next sixteen months. This factory revitalization program will significantly upgrade the technology of the plant and also increase its efficiency. The planned expenditures of approximately $12 million will be funded by a combination of internally generated resources and existing credit facilities. In addition, the Company will receive assistance from New York
State and local government agencies under a sales tax assistance program and an interest subsidy grant.

                          Part II - Other Information



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
____________________________________________________________

    A) An Annual Meeting of Shareholders of The Raymond Corporation was held on Saturday, April 29, 1995.

    C) In the case of each individual nominee named below, authority to vote was withheld with respect to the number of shares shown opposite their name in Column 1, and each nominee received the number of votes set opposite their name in Column 2 for election as director of the Corporation.

                                  Column 1                     Column 2
Name of Nominee               Authority Withheld          Number of Votes for
---------------               ------------------          -------------------

Ross K. Colquhoun                   24,773                     5,889,516
John V. Sponyoe                     24,937                     5,889,352
Lee J. Wolf                         24,964                     5,889,325
Michael O. Womack                   24,937                     5,889,352

        The resolution to approve the appointment of Ernst & Young LLP as auditors for the year 1995 was approved by the following vote:

                   FOR     -      5,891,000
                   AGAINST -         12,968
                   ABSTAIN -          9,821

        The resolution to approve The Raymond Corporation Stock Option Plan (1995) was approved by the following vote:

                   FOR     -      5,756,215
                   AGAINST -         98,825
                   ABSTAIN -         27,219


ITEM 5 - OTHER INFORMATION
____________________________

        See Exhibit 99 - Additional exhibits for the news releases related to the change in officers and directors.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
_________________________________________

    A)  Exhibits.

          11 - Earnings Per Share computation

          27 - Financial Data Schedule

          99 - Change in Officers & Directors

    B)  Reports on Form 8-K.

        There were no reports on Form 8-K filed for the three months ended June 30, 1995.



                          Signature
                         __________

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  THE RAYMOND CORPORATION



                                                  by: /s/ William B. Lynn
Date:  August 14, 1995                                -------------------------
      --------------------                                 William B. Lynn
                                                      Executive Vice President
                                                   (Principal Financial Officer)