Form 10-Q
period 1995-09-30
RAYMOND CORP
filed 1995-11-14
CIK 82231

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                    __________________________________


                                    FORM-10Q

           (MARK ONE)
           X   - QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                  QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995 OR
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


                The number of shares of common stock outstanding as of October 31, 1995 was 7,078,470.

                             THE RAYMOND CORPORATION


                                INDEX to FORM-10Q


    PART  I. FINANCIAL INFORMATION                                               Page
                                                                                ------
        Item 1 - Financial Statements

             Condensed Consolidated Balance Sheets - September 30, 1995
               and December 31, 1994                                            3 - 4

             Condensed Consolidated Statements of Income - Quarters
               and Nine Month Periods ended September 30, 1995 and
               September 30, 1994                                                   5

             Condensed Consolidated Statements of Cash Flows - Nine Month
               Periods ended September 30, 1995 and September 30, 1994.         6 - 7

             Notes to Condensed Consolidated Financial Statements              8 - 10

        Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              11 - 15

    PART II. OTHER INFORMATION

        Item 6 - Exhibits and Reports on Form 8-K                                  16

        Signature                                                                  16

                         Part I - Financial Information
                          Item I - Financial Statements
THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (unaudited)    (note)
ASSETS                                               9/30/95     12/31/94
____________________________________________________________________________
Manufacturing Current Assets:
    Cash and cash equivalents                       $6,898,589   $5,351,161
    Accounts receivable, net                        43,625,396   32,910,361
    Inventories                                     35,730,437   30,911,341
    Recoverable income taxes                         1,178,781           --
    Deferred income taxes*                           5,264,243    3,764,243
    Prepaid expenses and other current assets        4,845,058    4,656,816
                                                  ____________ ____________
           Total Manufacturing Current Assets       97,542,504   77,593,922

    Investments in and advances to unconsolidated
           investees, at equity                     20,356,005   16,666,728

    Property, plant and equipment, at cost          51,801,561   46,896,174
      Less accumulated depreciation                (30,470,777) (29,947,379)
                                                  ____________ ____________
    Net property, plant and equipment               21,330,784   16,948,795

    Other non-current assets                         4,274,781    5,775,276
                                                  ____________ ____________
           Total Manufacturing Assets              143,504,074  116,984,721
                                                  ____________ ____________
Financial Services:
    Cash and cash equivalents                            9,192       72,302
    Investment in leases, net                      100,393,629   84,724,886

    Property, plant and equipment, at cost             372,483      234,712
      Less accumulated depreciation                   (184,576)    (162,654)
                                                  ____________ ____________
    Net property, plant and equipment                  187,907       72,058

    Rental equipment, at cost                        4,423,590    4,327,691
      Less accumulated depreciation                 (2,109,722)  (2,004,464)
                                                  ____________ ____________
    Net rental equipment                             2,313,868    2,323,227

    Other assets                                       256,985      198,550
                                                  ____________ ____________
           Total Financial Services Assets         103,161,581   87,391,023
                                                  ____________ ____________
Total Assets                                      $246,665,655 $204,375,744
                                                  ============ ============


              *Includes both manufacturing and financial services.

Note: The December 31, 1994 balance sheet has been derived from audited financial statements

The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES

                                                   (unaudited)    (note)
LIABILITIES AND SHAREHOLDERS' EQUITY                 9/30/95     12/31/94
____________________________________________________________________________
Manufacturing Current Liabilities:
    Accounts payable                               $15,706,071  $14,194,244
    Accrued liabilities                             23,983,794   16,782,258
                                                  ____________ ____________
           Total Manufacturing Current Liabilities  39,689,865   30,976,502

    Subordinated convertible debentures             51,260,000   57,500,000
    Deferred income taxes*                           3,845,390    4,184,235
    Other liabilities                                3,472,036    2,527,320
                                                  ____________ ____________
           Total Manufacturing Liabilities          98,267,291   95,188,057
                                                  ____________ ____________
Financial Services:
    Income taxes* and accrued expenses               5,932,821    4,035,472
    Notes payable - banks                           29,150,000    6,437,500
    Notes payable - insurance companies             14,858,000   17,715,000
                                                  ____________ ____________
           Total Financial Services Liabilities     49,940,821   28,187,972
                                                  ____________ ____________
SHAREHOLDERS' EQUITY
    Common stock (7,100,444 issued in 1995;
       6,364,221 issued in 1994)                    10,650,666    9,546,332
    Capital surplus                                 23,643,394   12,712,723
    Retained earnings                               66,432,873   62,566,473
    Cumulative translation adjustments              (1,961,021)  (3,515,662)
    Treasury stock, at cost                           (308,369)    (310,151)
                                                  ____________ ____________
           Total Shareholders' Equity               98,457,543   80,999,715
                                                  ____________ ____________
Total Liabilities and Shareholders' Equity        $246,665,655 $204,375,744
                                                  ============ ============









    *Includes both manufacturing and financial services.


Note: The December 31, 1994 balance sheet has been derived from audited financial statements


The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                    3 Month period ended                  9 Month period ended
                                                        September 30,                         September 30,
                                                      1995         1994                     1995         1994
                                                  ____________ ____________             ____________ ____________

REVENUES
    Net sales                                      $65,418,877  $51,412,533             $204,481,791 $155,554,900
    Rental revenues                                    456,939      539,172                1,360,735    1,306,114
    Lease finance revenues                           2,470,979    1,814,653                6,854,218    5,068,806
    Other income                                       611,813      114,302                2,111,928    1,734,502
                                                  ____________ ____________             ____________ ____________
           Total Revenues                           68,958,608   53,880,660              214,808,672  163,664,322
                                                  ____________ ____________             ____________ ____________
COSTS AND EXPENSES
    Cost of sales                                   51,893,995   40,612,545              159,240,448  121,197,496
    Cost of rentals                                    384,136      503,479                1,225,716    1,399,088
    Selling, general and administrative              7,637,507    6,043,416               25,853,664   20,129,220
    Employees' profit sharing                          926,769      673,621                2,867,853    1,857,398
    Interest expense
      Lease financing                                  833,194      598,223                2,088,165    1,837,098
      Other                                            902,627      991,761                2,843,467    2,959,253
    Other expenses                                   1,768,509    1,016,599                5,259,761    3,436,024
                                                  ____________ ____________             ____________ ____________
           Total Costs and Expenses                 64,346,737   50,439,644              199,379,074  152,815,577
                                                  ____________ ____________             ____________ ____________
INCOME BEFORE TAXES AND EQUITY IN NET
   EARNINGS OF UNCONSOLIDATED INVESTEES              4,611,871    3,441,016               15,429,598   10,848,745

Income tax expense                                   1,708,761    1,381,413                6,106,217    4,421,648
                                                  ____________ ____________             ____________ ____________
Income before equity in net
   earnings of unconsolidated investees              2,903,110    2,059,603                9,323,381    6,427,097
Equity in net earnings of unconsolidated investees      98,438       93,823                  238,227      194,082
                                                  ____________ ____________             ____________ ____________

NET INCOME                                          $3,001,548   $2,153,426               $9,561,608   $6,621,179
                                                  ============ ============             ============ ============

NET INCOME PER SHARE:

    Primary                                              $0.43        $0.32 *                  $1.41        $1.00 *
                                                  ============ ============             ============ ============

    Fully Diluted                                        $0.35        $0.27 *                  $1.12        $0.84 *
                                                  ============ ============             ============ ============


           *  Adjusted for the 1995 5% stock dividend



The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       (UNAUDITED)





9 Month period ended September 30,                    1995         1994
                                                  ____________ ____________
CASH FLOWS FROM OPERATING ACTIVITIES
____________________________________

  Net income                                        $9,561,608   $6,621,179
  Adjustments to reconcile net income to net cash
   used for operating activities:
    Depreciation and amortization                    3,567,898    3,060,522
    Provision for losses on accounts receivable
     and investment in leases                        1,083,000      600,000
    Earnings of unconsolidated investees,
     net of dividends                                 (238,227)    (194,082)
    Foreign currency transaction losses (gains)        352,889     (188,434)
    Acquisition of rental equipment                 (1,051,121)  (1,575,155)
    Gains on dispositions of rental
     equipment                                        (689,324)    (460,917)
    Proceeds from rental fleet sales                 1,146,670    1,145,205
    Losses (gains) on sale of property, plant and
     equipment                                          46,898       (4,089)
    Other items, net                                  (424,440)     641,692
    Changes in operating assets and liabilities:
       Increase in accounts receivable             (11,263,646)  (4,900,296)
       Increase in investment in leases            (16,136,743) (12,110,456)
       Increase in inventories, prepaid expenses
         and other current assets                   (6,118,597)  (7,744,895)
       Increase in accounts payable and
         accrued expenses                           10,479,632    9,791,873
                                                  ____________ ____________
    Net cash used for
          operating activities                      (9,683,503)  (5,317,853)
                                                  ____________ ____________



CASH FLOWS FROM INVESTING ACTIVITIES
____________________________________

  Additions to property, plant and equipment        (5,397,521)  (2,909,390)
   Proceeds received from sales of property,
    plant and equipment                                 28,528        7,500
  Investment in, and advances to, unconsolidated
    investees                                       (3,595,111)  (2,211,650)
                                                  ____________ ____________
    Net cash used for
          investing activities                      (8,964,104)  (5,113,540)
                                                  ____________ ____________


The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       (UNAUDITED)


9 Month period ended September 30,                    1995         1994
                                                  ____________ ____________


CASH FLOWS FROM FINANCING ACTIVITIES
____________________________________

  Net repayments under lines of credit              (1,000,000)          --
  Repayment of long term debt                       (5,144,500)  (6,651,500)
  Proceeds from long term debt                      26,000,000           --
  Capital stock transactions, net                      101,579      121,171
                                                  ____________ ____________
    Net cash provided by (used for) financing
    activities                                      19,957,079   (6,530,329)
                                                  ------------ ------------
  Effect of foreign currency rate fluctuations
    on cash and cash equivalents                       174,846      (99,129)
                                                  ------------ ------------
  Increase (Decrease) in cash and cash equivalents   1,484,318  (17,060,851)
  Cash and cash equivalents at January 1,            5,423,463   28,654,488
                                                  ------------ ------------
  Cash and cash equivalents at September 30,        $6,907,781  $11,593,637
                                                  ============ ============






SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
________________________________________________

  Cash paid during the year for:
    Income taxes, net of refunds                    $8,100,197   $3,477,268
    Interest                                        $3,884,088   $3,583,200

  Noncash activities:
    Property acquired in exchange for retirement
       of mortgage receivable                       $1,500,000           --
    Common stock issued for conversion
       of debentures                                $6,240,000           --








The accompanying notes are a part of the financial statements.

                THE RAYMOND CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)






1.  Basis of Presentation
--- ---------------------

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the Company's financial statements and notes thereto in its 1994 Annual Report to Shareholders which is incorporated by reference in its entirety on Form 10-K for the year ended December 31, 1994. The ac-companying financial statements have not been examined by independent accountants, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position at Sept-ember 30, 1995 and results of operations for the three and nine month periods then ended. The results of operations for the interim periods presented may not be indicative of the results that may be expected for the year.



2.  Inventories
--- -----------

    The composition of inventories was:

                                                     9/30/95     12/31/94
                                                  __________________________

           Materials                               $12,431,325  $10,310,528
           Work in process                          20,844,784   18,900,886
           Finished goods                            2,454,328    1,699,927
                                                  __________________________
                                                   $35,730,437  $30,911,341
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

                THE RAYMOND CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)






 4. Long-Term Debt
--- --------------
    In the nine months ended September 30, 1995, the Company and Raymond Leasing Corporation entered into three separate Revolving Credit and Term Loan Agreements which made available an additional $35.0 million. The committed facilities provide for two year working capital lines of credit which can be converted at the Company's option into three, four or five year term loans.

    In the nine months ended September 30, 1995, Raymond Leasing Corporation borrowed a total of $20.0 million from these credit facilities under four separate five year term loans. Interest rates on these borrowings range from 6.78% to 7.97%.

    Raymond Leasing Corporation also borrowed $6.0 million under a similar existing credit facility for a five year term at 8.40% interest.

    In the third quarter of 1995, $6.24 million of the Company's convertible subordinated debentures were converted into 369,868 shares of common stock at the original stated conversion rate (adjusted for stock dividends) of approximately 59.27 shares for each $1,000 principal amount of debentures.



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

                THE RAYMOND CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)






 5. Contingencies (Continued)
--- -------------------------
    The Company is also one of sixteen defendants in a private environmental lawsuit. The plaintiffs have alleged that scrap metal purchased from the Company was coated with certain solvents and/or cutting oils. Plaintiffs have the burden of proving the nature and extent of the Company's contribution to the site, as well as the burden of proving what portion of the material delivered to the site was "hazardous" as that term is defined in the environmental statutes. The Company is aggressively defending the claim and does not believe it is likely to have a material adverse effect on the Company.

                  Part I - Financial Information
                  Item 2 - Management Discussion and Analysis of Financial
                            Condition and Results of Operations





A summary of the period changes in the principal items included in the consolidated statements of income is shown below:

                                                                      (In thousands)

                                                          Changes from              Changes from
                                                      3 Month period ended      9 Month period ended
                                                      September 30, 1994 to     September 30, 1994 to
                                                      3 Month period ended      9 Month period ended
                                                      September 30, 1995        September 30, 1995

                                                        AMOUNT         %        AMOUNT          %
                                                       _______      _______     _______      _______

    TOTAL REVENUES                                     $15,078           28%    $51,144           31%
                                                       _______      _______     _______      _______

    COSTS AND EXPENSES:
           Cost of sales                                11,162           27%     37,870           31%
           Selling, general and administrative           1,594           26%      5,724           28%
           Employees' profit sharing                       253           38%      1,010           54%
           Interest expense                                146            9%        135            3%
           Other expenses, net                             752           74%      1,824           53%
                                                       _______      _______     _______      _______
                                                        13,907           28%     46,563           30%
                                                       _______      _______     _______      _______

    INCOME BEFORE PROVISION FOR TAXES                    1,171           34%      4,581           42%

    INCOME TAX EXPENSE                                     327           24%      1,685           38%
                                                       _______      _______     _______      _______

                                                           844           41%      2,896           45%

    EARNINGS OF UNCONSOLIDATED INVESTEES                     5            5%         44           23%

                                                       _______      _______     _______      _______
    NET INCOME                                            $849           39%     $2,940           44%
                                                       =======      =======     =======      =======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    THE RAYMOND CORPORATION AND SUBSIDIARIES

       Three Months and Nine Months ended September 30, 1995 compared to
              Three Months and Nine Months ended September 30, 1994

Revenues

Total revenues for the three months ended September 30, 1995 increased by approximately $15.1 million, or 28% to $69.0 million from the $53.9 million reported for the three months ended September 30, 1994.

Total revenues were $214.8 million for the first nine months of 1995, up $51.1 million or 31% from the $163.7 million reported for the first nine months of 1994.

The substantial growth in revenues for the first nine months of 1995 as compared to the first nine months of 1994 reflects a continuation of trends noted throughout 1994 including the Company's success in expanding its distribution to serve new and different markets as well as the overall growth in the North American lift truck market. The Company's sales to its North American Dealer Network increased as a result of the increased order entry rate experienced by the industry as well as the continued success of its new products with the intellidrive(R) controls technology and increased sales efforts through D.A.R.T. (the Dealer Alliance for Recruiting and Training). D.A.R.T. is Raymond's program to increase and improve the sales force at the Dealership level. Other major increases in revenue were attained as a result of the successful launch of the new Dockstocker(TM) product line of electric, stand-up counterbalanced lift trucks, increased sales from O.E.M. agreements in both North America and Europe for products manufactured by Raymond, and sales to Material Handling Associates, Inc. (M.H.A.). M.H.A. is the Company's 50% owned joint venture company with Mitsubishi Caterpillar Forklift America Inc. which distributes equipment manufactured by Raymond through the Caterpillar distribution network. Sales of repair and replacement parts and increased lease finance income also contributed to the increase in revenues.

Other income reported for the third quarter of 1994 was depressed by net currency exchange losses incurred by the Company's Canadian subsidiary. Foreign exchange exposure on international operations is limited primarily to the Canadian dollar and is minimized through the purchase of foreign currency exchange contracts.

Cost of Sales

For the third quarter of 1995, cost of sales as a percentage of net sales was 79.3% as compared to 79.0% for the third quarter of 1994. Cost of sales as a percentage of net sales was 77.9% for both the first nine months of 1995 and 1994.

As planned, the third quarter cost of sales percentage was impacted by the annual production shutdown at both of the Company's manufacturing plants as well as the one-time increased costs associated with the revitalization program for the Greene facility.

Selling, General and Administrative Expenses

For the third quarter of 1995, selling, general and administrative expenses were $7.6 million or 11.1% of total revenues as compared to $6.0 million or 11.2% of total revenues in the third quarter of 1994. Selling, general and administrative expenses were $25.9 million or 12.0% of total revenues for the first nine months of 1995 and $20.1 million or 12.3% of total revenues for the first nine months of 1994.

The dollar level increases for both periods reflect increased benefit accruals, expenses incurred to support the growth in sales volume and research and development activities associated with the Company's continued product development. These expenses included costs to launch the Dockstocker product line and costs for the Company's International Sales Meeting held in February. In addition, increased costs have been incurred in connection with an upgrade of the Company's computer systems.

Interest Expense

Lease financing operations are conducted through Raymond Leasing Corporation, a wholly-owned subsidiary of the Company. Lease financing interest expense is reported net of charges on intercompany borrowings and was approximately $0.8 million in the quarter ended September 30, 1995 as compared with approximately $0.6 million in the comparable quarter in 1994. For the nine month period ending September 30, 1995, lease financing interest expense was $2.1 million versus the $1.8 million reported through September 30, 1994. The increased expense reflects the external borrowings described in Footnote 4 to this Form 10-Q incurred to finance the growth of the lease portfolio. It is expected that lease financing interest expense will continue to fluctuate with the volume of outstanding leases.

Other interest expense incurred by the manufacturing divisions for both periods presented for 1995 was comparable to the corresponding 1994 periods and consists primarily of interest on the Company's convertible subordinated debentures.

Other Expenses

Other expenses were approximately $1.8 and $1.0 million, or 2.6% and 1.9% of total revenues, for the quarters ending September 30, 1995 and 1994, respectively. For the first nine months of 1995, other expenses were $5.3 million or 2.4% of revenues as compared to $3.4 million or 2.1% of revenue for the first nine months of 1994. The primary components of other expenses are cash discounts paid to Dealers for the timely payment of invoices and the provision for losses on accounts and leases receivable. The increased provision for losses on accounts and leases receivables and foreign currency exchange losses are main components of the percentage increase in 1995. During the quarter, $6.24 million or approximately 11% of the Company's originally issued $57.5 million of convertible subordinated debentures were converted into common stock. The corresponding expenses relating to the conversion of the debentures, including the accelerated amortization of capitalized loan fees, were also included in other expenses.

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

Liquidity and Sources of Capital

At September 30, 1995, the Company's manufacturing working capital was $57.9 million and its ratio of manufacturing current assets to manufacturing current liabilities was 2.5 to 1. At September 30, 1995, the Company and Raymond Leasing Corporation, its wholly-owned leasing subsidiary, had unused lines of credit aggregating $35.9 million, of which $12.5 million was available solely to Raymond Leasing Corporation. These credit facilities enable Raymond Leasing Corporation to obtain the external funds necessary to repay intercompany borrowings from The Raymond Corporation.

Standard & Poor's has raised its credit rating of The Raymond Corporation's debt to investment grade level. In taking this action, the credit rating agency cited not only the Company's financial improvement but also its product technology and increased market coverage. This upgrade should assist the Company when it negotiates any future financing arrangements.

For the nine months ended September 30, 1995, $9.7 million was used to fund operating activities compared to the $5.3 million used to fund operating activities for the comparable 1994 period. The cash was used primarily to fund the growth in the lease portfolio and the increase in other working capital components necessary to support the higher sales volume.

Cash used for investing activities increased $3.9 million for the first nine months of 1995 compared to the first nine months of 1994. This was primarily due to planned increases in capital expenditures and the Company's minority equity investment in additional dealerships serving key market areas.

Cash flows from financing activities reflect the proceeds of long-term debt obtained by Raymond Leasing Corporation to fund a portion of the continued growth of the lease portfolio and repay intercompany borrowings. The 1994 debt repayments include an accelerated payment made from the proceeds of the convertible subordinated debt proceeds obtained in December 1993.

During the third quarter of 1995, $6.24 million of the Company's convertible subordinated debentures were converted into 369,868 shares of common stock at the original stated conversion rate (adjusted for stock dividends) of approximately 59.27 shares for each $1,000 principal amount of debentures.

The Company does not currently pay a cash dividend. Payment of cash dividends in the future will depend on a variety of factors including the Company's earnings, cash flow and financial resources as well as certain debt covenants. At September 30, 1995, approximately $11.6 million of consolidated retained earnings were free of debt covenant restrictions on cash dividends. In addition, Raymond Leasing Corporation is subject to certain debt agreements that limit cash dividends and loans to the Company. These restrictions are not expected to affect the Company's ability to meet its cash requirements.

Outlook

New equipment orders for the first nine months of 1995 were $198.5 million, up 11% from the $179.0 million reported for the first nine months of 1994.

The backlog (unfilled new equipment orders) was $72.1 million at September 30, 1995, up from the $67.4 million backlog reported at June 30, 1995 and down $6.0 million from the record backlog level reported at December 31, 1994. Although the Company participates in what is known as a cyclical industry, it has attempted to minimize this impact through increased participation in domestic and international markets through joint venture and O.E.M. supply agreements as well as the new Dockstocker product line. In the second quarter of 1995, the Company entered into additional Original Equipment Manufacturing (O.E.M.) agreements with Toyota Industrial Equipment, a division of Toyota Motor Sales, U.S.A., Inc. and Mitsubishi Caterpillar Forklift America Inc. Under terms of these agreements, Raymond will be manufacturing products for distribution within North America in the near future. These agreements will help offset the effects of a potentially flattening North American lift truck market.

The Greene, New York plant is undergoing a revitalization plan which is scheduled to be completed by the end of 1996 and encompasses a major upgrading of production equipment and processes. Several pieces of new equipment were installed during the third quarter production shutdown. This factory revitalization program will significantly upgrade the technology of the plant and also increase its efficiency. The planned expenditures of approximately $12 million will be funded by a combination of internally generated resources and existing credit facilities. In addition, the Company will receive assistance from New York State and local government agencies in the form of grants for employee training, a sales tax assistance program and an interest subsidy grant.

                           Part II - Other Information

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
_________________________________________

    A)  Exhibits.

          11 - Earnings Per Share computation

          27 - Financial Data Schedule

    B)  Reports on Form 8-K.

          There were no reports on Form 8-K filed for the three months ended September 30, 1995.


                                    Signature
                                   __________

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE RAYMOND CORPORATION


Date: November 14, 1995                   by: /S/ William B. Lynn
      _________________                   ______________________________
                                                William B. Lynn
                                             Executive Vice President
                                          (Principal Financial Officer)