Form 10-K405
period 1995-12-31
RAYMOND CORP
filed 1996-04-01
CIK 82231

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended December 31, 1995

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

Commission file # 0-2129

                            THE RAYMOND CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          New York                                     15-0372290
- ----------------------------               -----------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
    of incorporation or
      organization)

20 South Canal Street, Greene, New York                               13778
- -----------------------------------------                           ---------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code   (607) 656-2311
                                                    -----------------

Securities registered pursuant to Section 12(b) of the Act:

                                     None
- ------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $1.50 par value per share
              6.50% Convertible Subordinated Debentures Due 2003
              --------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes   X      No
                                             -------     ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [ X ]

As of March 15, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $104,875,926.50.

As of March 15, 1996, there were 7,082,938 shares of the registrant's Common Stock, $1.50 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 1995 are incorporated by reference into Parts I, II and IV.

Portions of the proxy statement for the annual shareholders meeting to be held May 4, 1996 are incorporated by reference into Part III.

Total number of pages in filing 462.

Exhibit Index is located on pages 19-21.

                    THE RAYMOND CORPORATION, GREENE, NEW YORK

                                    Form 10-K

                                     PART I

Item 1.  Business

(a) The Company (as used herein the term "Raymond" refers to The Raymond Corporation alone, and the term "Company" refers to The Raymond Corporation and its subsidiaries, both consolidated and unconsolidated, and direct and indirect) operates predominately in one business segment, that being the design, manufacture, sale, leasing and short-term rental of materials handling equipment. Revenues are realized primarily from distribution of the RAYMOND(R)and DOCKSTOCKER(TM)product lines through the Company's Dealer Network which is principally located in North America. In addition, the Company has expanded in both the domestic and international markets through distribution and Original Equipment Manufacturer ("O.E.M.") supply agreements.

                Raymond was organized in 1840 as Lyon Iron Works, in Greene, New York, and in 1922 George G. Raymond, Sr. purchased it. Raymond produced its first materials handling product in 1930 under the Lyon Iron Works name. In 1941, Raymond was renamed Lyon-Raymond Corporation, and in 1951, was renamed The Raymond Corporation. Shares were first offered to the public in 1956.

                The major components of the Company's international operations are Raymond Industrial Equipment, Limited, a wholly-owned Canadian manufacturing subsidiary, and G.N. Johnston Equipment Co. Ltd., the exclusive Canadian distributor that is 46% owned by R.H.E. Ltd., a wholly-owned Canadian subsidiary of Raymond. Foreign exchange exposure on international operations is limited primarily to the Canadian dollar and is minimized through the purchase of foreign currency exchange contracts and options.

                In 1991, Raymond and Mitsubishi Caterpillar Forklift America Inc. ("MCFA") signed an agreement to create a joint venture company. The joint venture company, known as Material Handling Associates, Inc. ("M.H.A."), is a separate enterprise which designs, develops, and sells products to be manufactured exclusively by the Company and distributed exclusively through M.H.A. dealers using Caterpillar trademarks. This venture is intended to expand distribution of products manufactured by the Company and to provide additional opportunities for the sale of replacement parts and accessories. Certain officers of the Company are also officers of M.H.A.

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

                In 1994, MCFA signed an agreement with Raymond to purchase for resale battery powered, electric low lift pallet trucks known as walkies, similar to those currently manufactured by the Company for M.H.A. MCFA markets the walkies, using Mitsubishi trademarks throughout the United States, Canada, Mexico, Central and South America. Also in 1994, Raymond and MCFA signed an agreement whereby the Company manufactures a sit-down counterbalanced electric forklift truck exclusively for sale to MCFA.

                In 1994, Raymond entered into an agreement with Jungheinrich A.G. ("Jungheinrich") of Hamburg, Germany, a large manufacturer of lift trucks in Europe. Under the agreement, the Company manufactures a European version of the EASi Orderpicker truck for distribution by Jungheinrich. In addition, the agreement grants Jungheinrich the non-exclusive right to distribute this product in other markets in which the Company currently does not participate.

                During 1994, Raymond formed Dockstocker Corporation, a New York corporation, owned by Raymond Sales Corporation, a 100% owned subsidiary of Raymond. Dockstocker Corporation markets and sells a stand-up end control counterbalanced forklift truck featuring flexible dockstance operator configuration designed to maximize loading productivity in the dock environment.

                In 1995, Raymond and MCFA entered into another agreement whereby the Company manufactures and MCFA purchases for resale to end users certain battery powered, electric orderpickers, straddle and reach trucks under the Mitsubishi trademark for distribution in the United States, Canada, Mexico, Central and South America.

                Also in 1995, Raymond and Toyota Industrial Equipment ("T.I.E."), a division of Toyota Motor Sales, U.S.A., Inc., entered into an agreement whereby the Company manufactures electric low lift walkie pallet trucks and service parts for distribution through T.I.E.'s dealer network in the continental United States.

                Raymond initiated a plant modernization plan in 1995 which includes a major upgrading of production equipment and processes in its Greene, New York facility. The modernization plan is for approximately $12 million of capital expenditures and is expected to be completed by late 1996.

                The Company has equity investments in certain members of its Dealer Network. In 1995, it increased equity investments in Dealerships with principal offices in Connecticut, Florida, Massachusetts, New Jersey and North Carolina. In addition to North America, the Company has Dealers in Central and South America, Australia and Singapore.

(b)               Financial Information about Industry Segments

                "Note M - Business Segment Information" on Pages 34 and 35 of the Financial Summary in the Annual Report to Shareholders for the year ended December 31, 1995 is incorporated herein by reference.

(c)               Narrative Description of Business

         (i)      Principal Products and Services

                The Company's products are marketed principally under the RAYMOND(R) trademark, and fall into the category of unit load and case pick load handling.

                The Company's unit load and case pick load products are operator-controlled machines used to move a load from point A to point B. The unit load and case pick load product line includes orderpickers, walkies, sideloaders, straddle, SWING-REACH(R) trucks, and REACH-FORK(R) trucks for narrow aisle and very narrow aisle operation, and counterbalanced PACER(TM) and DOCKSTOCKER(TM) trucks.

                In 1990, a new line of orderpickers with advanced microprocessor control was introduced by the Company. The orderpickers significantly reduce the high costs and time involved to pick orders. Total programmability, through the intellidrive(R) control system, allows truck performance to be tailored to each user's needs to optimize productivity. The intellidrive system utilizes microchip technology developed by the Company and is designed to replace control systems based on hydraulic and mechanical technologies. The intellidrive system enhances the trucks' performance characteristics and productivity and has allowed the Company to reduce manufacturing costs through reduced material and labor expense.

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

                Also in 1993, the Company introduced an option on the EASi REACH-FORK truck and EASi Orderpicker with the SMARTi(TM) information system. The SMARTi information system enables the customer to easily obtain reports on the truck's activities by shift, day or week to help evaluate productivity.

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

                Also in 1994, two new products were introduced to the EASi REACH-FORK(R) line featuring upgradeability from 24 volt operation, and an optional dockstance operator compartment. In addition, the EASi REACH-FORK family was expanded to include a four directional truck for use in handling both standard pallets and long loads, and additional mast selections for very tall single and double deep reach applications.

                In 1995, the dual-drive PACER(TM) stand-up, electric counterbalanced lift truck was redesigned for improved operator ergonomics. The steering wheel and travel control were repositioned to make them easier to reach during forks first and tractor first facing stances.

                Also in 1995, the Company introduced the first reach truck design which incorporates a Radio Frequency ("RF") terminal, providing an ergonomic integration of this important productivity tool with the lift truck. RF communication systems are used in high throughput distribution operations.

                In addition, in 1995 the DOCKSTOCKER(TM) stand-up, end-control electric counterbalanced trucks and DOCKSTOCKER walkie product line were introduced. These products feature enhanced technology and ergonomics.

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

                Raymond Leasing Corporation, a wholly-owned subsidiary of Raymond, offers lease financing, short-term rentals and sales of used equipment and serves as a marketing vehicle for the Company's products by providing the Company's Dealer Network with flexible leasing programs.

                The Company presently manufactures lift truck masts for two O.E.M. customers.

                The product and service categories of the Company's business segment are shown with percentage of revenues contributed in "Note M - Business Segment Information" on pages 34 and 35 of the Financial Summary in the Annual Report to Shareholders for the year ended December 31, l995, which is incorporated herein by reference.

     (ii) Status of New Products That Have Been Publicly Announced and Require a Material Investment

                There are no new products or industry segments that have been publicly announced by the Company that will require a material investment of assets or that are otherwise material. However, as in prior years, the Company expects to introduce new and enhanced models through its normal research and development activities.

     (iii)      Sources and Availability of Raw Materials

                The Company procures components from the best available sources of supply, which include a broad range of internal manufacturing capabilities. Certain components of its products are fabricated from bar, strip, rod, sheet and plate steel. Individual decisions to make or buy are based upon numerous factors, the more significant being quality, cost, lead time and technological sensitivity.

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

                The Company's products vary in capacity, function and load capability; thus, specifications for a particular order require that many of the components are only made to orders booked. Commonly used parts are manufactured or purchased and stocked to minimize production time. Finished products are normally assembled only to orders booked. Every effort is made to keep inventories low, while meeting competitive delivery commitments.

     (iv) Importance to the Industry and the Duration of Patents, Trademarks, Licenses and Concessions

                The Company has numerous registered patents in the United States, Canada and several European countries with respect to various inventions, including the intellidrive(R) control system. Although the Company considers that, taken as a whole, the rights under these patents, which expire from time to time, are a valuable asset, it does not regard its business as being materially dependent upon any single patent or any group of patents.

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

     (vii)      Customers

                The Company distributes its products principally through its Dealer Network. These Dealers sell the Company's products to the end users, which represent a broad cross-section of industry. They include public and private businesses engaged in the manufacture, storage and/or distribution, both wholesale and retail, of a wide variety of products. These industries include the grocery, automotive, health care and consumer product industries.

                In 1992, the Company established its National Accounts Program, which offers to certain large customers a single purchasing and financing source for their materials handling equipment and service needs. Delivery, installation and after-sale service are provided by the Company's Dealer Network. The Program focuses on fleet users of lift trucks with facilities in several areas of the country.

                No single customer (end user) of the Company accounts for 10% or more of the Company's total consolidated revenues. However, at December 31, 1995, lease receivables from one customer represented approximately 18% of the total investment in leases.

     (viii)     Backlog

                As of December 31, 1995, the backlog of orders aggregated approximately $65,640,000 compared with a backlog of approximately $78,119,000 on December 31, 1994. No assurance can be given that the backlog will continue at any particular level. The Company reasonably expects to fill the backlog of orders within the current fiscal year, unless a longer delivery lead time has been requested by the customer. The Company believes that its current backlog can generally be considered firm; no significant cancellations are expected.

     (ix)       Contracts Subject to Termination or Renegotiation

                There is no material portion of the business that is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

     (x)        Competition

                While competitive conditions vary from product to product, all of the Company's products are marketed in the highly competitive manufacturing and warehousing materials handling systems markets. Historically, Raymond's strength has been in providing technology, superior application, specific product performance, service and reliability.

                The Company is a major competitor in all market segments in which it participates, generally competing with other major national and international manufacturers. In addition to these direct competitors, a number of other products compete indirectly for the industrial consumer's materials handling dollars. The Company believes it is the only North American narrow aisle manufacturer which designs and manufactures its own vehicle controls. This allows the Company to be a leader in developing and applying new control technologies, responding more quickly to user demands and trends, and differentiating its products with respect to key competitive factors such as productivity and ergonomics.

                The Company believes it is the only company offering its comprehensive array of materials handling systems, products and services to the markets it serves.

                Because of the Company's broad product mix, it has no one single competitor but rather various competitors across the unit load and case pick load handling category. In recent years, the Company has introduced a new enhanced line of orderpickers, reach trucks, SWING-REACH(R) trucks, stand-up, end-control electric counterbalanced trucks and walkies which have solidified the Company's position in the unit load and case pick load handling category. Over time, several manufacturers have emerged as key competitors in this category, including U.S.-based Crown Equipment Corporation, Clark Material Handling Company, a wholly-owned subsidiary of Terex Corporation, and the Yale Industrial and Hyster subsidiaries of North American Coal Company.

                The Company no longer considers itself a competitor in the automated storage and retrieval market since its business activity is now limited to the manufacture of horizontal carousels for a single O.E.M. customer.

     (xi)       Research and Development

                The cost of the Company's research and development program amounted to $3,601,000 in 1995 compared to $3,958,000 in 1994 and $4,251,000 in 1993. The Company works closely with customers in the development of product application to fulfill a particular materials handling requirement.

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

     (xiii)     Employees

                The Company had 1,507 employees on December 31, 1995.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

                (1) "Note M - Business Segment Information" on Pages 34 and 35 of the Financial Summary in the Annual Report to Shareholders for the Year ended December 31, 1995 is incorporated herein by reference.

                (2) The Company has no extraordinary risks attendant to its foreign operations.

Item 2.  Properties

                The Company's corporate headquarters and main manufacturing facility, made of steel and masonry construction, are located in an approximately 70,000 square foot office building and approximately 325,000 square foot adjacent plant in Greene, New York, both of which are owned by the Company. Currently, the Greene manufacturing facility is undergoing a $12 million modernization plan which addresses both the manufacturing processes and the information system processes.

                Expansion was completed in 1994 on a modern 138,000 square foot steel and masonry manufacturing and office building the Company owns in Brantford, Ontario, Canada.

                The Company owns a modern one-story facility located in East Syracuse, New York which houses the Company's Parts Distribution Center. The facility, made of steel and masonry construction, contains approximately 61,000 square feet of warehouse and office space.

                The Company currently leases approximately 10,301 square feet of space from The Greene Central School District in Greene, New York for use as a training center. The lease, for a five year period, expires December 2000.

                Raymond Leasing Corporation, a 100% owned subsidiary of Raymond, leases approximately 35,600 square feet of space from WJW Associates, Ltd. in Dewitt, New York for use as office space, warehousing of rental fleet and repair and maintenance shop.

                All of the Company's properties and machinery are believed to be well maintained and in good condition. With the completion of the modernization plan at the Greene facility, the Company estimates that its production capacity will be adequate for the business anticipated during the next three or four years.

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

                The Company is also one of fourteen remaining defendants in a private environmental lawsuit. The five plaintiffs in the case are Cooper Industries, Inc., Keystone Consolidated Industries, Inc., The Monarch Machine Tool Co., Niagara Mohawk Power Corporation and Overhead Door Corporation. Plaintiffs have been ordered by the United States Environmental Protection Agency ("EPA") to perform a Remedial Investigation/Feasibility Study ("RI/FS") with respect to a 20 acre site located in Cortland, New York and remediate the site. Plaintiffs are seeking contribution from each of the defendants. The RI/FS has been completed by the plaintiffs and submitted to the EPA for approval. The plaintiffs expect the EPA to issue a Record of Decision by the middle of 1996. The EPA decision will define the scope of the remediation required and is expected to narrow the issues in the private party litigation. Pretrial factual discovery on the plaintiffs' claims against each defendant has been completed. Expert discovery is expected to continue through 1996. The site involved in the litigation was a manufacturing site for many years prior to 1971. From 1971 to 1985, a scrap metal processing operation was conducted at the site. From 1975 to 1982, the owners of the scrap metal processing operation purchased scrap metal from the Company. The plaintiffs have alleged that the scrap metal purchased from the Company was hazardous and/or was coated with certain solvents and/or cutting oils. Plaintiffs have the burden of proving the nature and extent of the Company's contribution to the site as well as the burden of proving what portion of the material delivered to the site was "hazardous" as that term is defined in the environmental statutes. The Company is aggressively defending the claim and does not believe it is likely to have a material adverse effect on the Company.

                In addition to the matters discussed above, the Company is subject to various other legal proceedings, claims and liabilities which have arisen in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial results of operations or financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

                During the fourth quarter of 1995, no matter was submitted to a vote of security holders.

ADDITIONAL INFORMATION REQUIRED IN PART I:

Executive Officers of the Registrant

                The names, ages and positions of all the Executive Officers of the Company, as of March 15, 1996, are listed below together with their business experience during the past five years. Officers are elected annually by the Board of Directors. There are no family relationships among these officers or any Director or Executive Officer of the Company, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was elected. Certain Executive Officers of Raymond are also officers of Raymond's principal subsidiaries.


                Name and Position                    Age                        Business Experience
                -----------------                    ---                        --------------------

                Ross K. Colquhoun                    65                         Appointed Chairman of the
                -----------------                                               Board and Chief Executive
                Chairman of the Board, Chief                                    Officer in 1995; Appointed and
                Executive Officer and Director                                  elected Chief Executive Officer prior
                                                                                to 1991; Formerly President from
                                                                                1987-1995.


                James J. Malvaso                     45                         Appointed President and Chief
                ----------------                                                Operating Officer in 1995;
                President and Chief Operating                                   Appointed and elected Vice
                Officer                                                         President-Operations in 1993;
                                                                                Vice President of Operations
                                                                                of Pfaudler-U.S. Inc.(1990-
                                                                                1993), a leading manufacturer
                                                                                of glass-lined reactors,
                                                                                pressure vessels and
                                                                                accessories with revenues in
                                                                                excess of $130 million.

                William B. Lynn                      50                         Appointed and elected
                ---------------                                                 Executive Vice President
                Executive Vice President                                        in 1994; Formerly Vice
                Principal Financial Officer                                     President-Finance from 1984-
                                                                                1994.

                James B. Bennett, III                55                         Appointed Vice President-
                ---------------------                                           Sales and Dealer Develop-
                Vice President-Sales and                                        ment in 1995; 1994-present,
                Dealer Development                                              Vice President and General
                                                                                Manager of Dockstocker
                                                                                Corporation, a wholly-owned
                                                                                subsidiary of Raymond Sales
                                                                                Corporation;  President from
                                                                                1992-1993, and Vice President
                                                                                from 1983-1992, of Clark
                                                                                Material Handling Company.
                                                                                Clark Material Handling
                                                                                Company, a manufacturer of
                                                                                materials handling equipment,
                                                                                is a wholly-owned subsidiary
                                                                                of Terex Corporation.




                James W. Davis                       50                         Appointed Vice President-
                --------------                                                  Engineering prior to 1991 and
                Vice President-Engineering                                      elected in 1991.


                Jerome R. Dinn                       53                         Appointed Vice President-
                --------------                                                  National Accounts in 1995;
                Vice President-National Accounts                                Appointed Vice President-
                                                                                Sales & Quality prior to 1991
                                                                                and elected in 1991.

                John F. Everts                       37                         Appointed and elected
                --------------                                                  Corporate Controller prior to
                Corporate Controller                                            1991.



                Margaret L. Gallagher                48                         Appointed and elected Vice
                ---------------------                                           President-Marketing prior to
                Vice President-Marketing                                        1991.


                Patrick J. McManus                   41                         Appointed and elected
                ------------------                                              President, Raymond Leasing
                President,Raymond Leasing                                       Corporation prior to 1991;
                Corporation                                                     Raymond Leasing Corporation
                                                                                is a wholly-owned leasing
                                                                                subsidiary of the Company;
                                                                                Treasurer from 1990-1995.

                William L. O'Mara                    36                         Appointed Treasurer in 1995;
                -----------------                                               Appointed and elected Assistant
                Treasurer                                                       Treasurer prior to 1991.



                Paul J. Sternberg                    62                         Appointed and elected Vice
                -----------------                                               President in 1992; Appointed
                Vice President,                                                 and elected General Counsel
                General Counsel &                                               and Secretary in 1991.
                Secretary


                                     PART II

Item 5.         Market for the Company's Common Stock and Related Security
                Holder Matters

                Common Stock Market Prices and Dividends and related securities matters, as discussed on Pages 1, 14, 15, 19, 31, 36 and 38 of the Annual Report to Shareholders for the year ended December 31, 1995, included in this Form 10-K Annual Report as Exhibit 13 are incorporated herein by reference.

Item 6.         Selected Financial Data

                Selected Financial Data of The Raymond Corporation and consolidated subsidiaries, reported on Pages 14 and 15 of the Financial Summary in the Annual Report to Shareholders for the year ended December 31, 1995, included in this Form 10-K Annual Report as Exhibit 13 are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                Management's Discussion and Analysis of Financial Condition and Results of Operations on Pages 16 through 20 of the Financial Summary in the Annual Report to Shareholders for the year ended December 31, 1995, included in this Form 10-K Annual Report as
                Exhibit 13 are incorporated herein by reference.

Item 8.         Financial Statements and Supplementary Data

                The consolidated Financial Statements of The Raymond Corporation included on Pages 21 through 36 of the Financial Summary in the Annual Report to Shareholders for the year ended December 31, 1995, included in this Form 10-K Annual Report as Exhibit 13 are incorporated herein by reference.

                Quarterly Results of Operations on Page 36, Note O of the Financial Summary in the Annual Report to Shareholders for the year ended December 31, 1995, included in this Form 10-K Annual Report as Exhibit 13 is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                Not applicable.

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant

                Information regarding Directors required by Items 401 and 405 of Regulation S-K is disclosed under the captions "Nominees for Election as Directors" and "Directors Continuing in Office" in the Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 1996 included as Exhibit 99 hereto, and is incorporated herein by reference. Information regarding Executive Officers is included in Part I of this Form 10-K and incorporated herein by reference thereto.

Item 11.        Executive Compensation

                Information regarding compensation of Directors and Executive Officers is disclosed under the captions "Directors Remuneration; Attendance" and "Executive Compensation" of the Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 1996, included as Exhibit 99 hereto, and is incorporated herein by reference thereto.

Item 12.        Security Ownership of Certain Beneficial Owners and Management

                This information is disclosed under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 1996 included as Exhibit 99 hereto, and is incorporated herein by reference thereto.

Item 13.        Certain Relationships and Related Transactions

                This information is disclosed in the 1996 Proxy Statement for the Annual Meeting of Shareholders in the section captioned "Certain Relationships and Related Transactions" included as
                Exhibit 99 hereto, and is incorporated herein by reference thereto.

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)             Documents filed as part of this report:

                1. The following financial statements of the Registrant and its subsidiaries, presented on pages 21 to 36 of the Registrant's Financial Summary in the 1995 Annual Report to Shareholders, which is filed with this Form 10-K Annual Report as Exhibit 13, are incorporated herein by reference.


                                                                              Annual
                                                                            Report Page
                                                                            -----------
                The Raymond Corporation and Subsidiaries:

                Report of Independent Auditors                                   21

                Consolidated Balance Sheets
                December 31, 1995, 1994, 1993                                  22-23

                Consolidated Statements of Income - Years ended
                December 31, 1995, 1994, 1993                                     24

                Consolidated Statements of Shareholders' Equity -
                Years ended December 31, 1995, 1994, 1993                         25

                Consolidated Statements of Cash Flows - Years
                ended December 31, 1995, 1994, and 1993                        26-27

                Notes to Consolidated Financial Statements                     28-36

                2. The following Consolidated Financial Statement Schedules of
                   The Raymond Corporation and Subsidiaries are required by Item 14(d):

                                                                                10-K
                                                                            Report Page
                                                                            -----------
                Schedule I    -   Condensed Financial Information
                                  of Registrant - The Raymond Corporation
                                  Years ended December 31, 1995,
                                  1994, 1993                                   21-26

                Schedule II       Valuation and Qualifying Accounts
                                  Years ended December 31, 1995,
                                  1994, 1993                                   27-29


                All other schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission have been omitted because they are not applicable or not required under the related instructions or because the information has been furnished elsewhere in the financial statements.

                3. See Exhibit Index at pages 17-19 of this Form 10-K.

(b) No report on Form 8-K was filed by the registrant during the fourth quarter of its fiscal year ending December 31, 1995.

Exhibit
   #            Description
- -------         -----------

3.1             Restated and Amended Certificate of Incorporation of The
                Raymond Corporation.

3.2             Bylaws of the Company, as amended, dated December 14, 1995.

4.2 Form of Indenture between the Company and The Chase Manhattan Bank, N.A., as Trustee, and the 6.50% Convertible Subordinated Debenture due 2003, incorporated herein by reference to Registration Statement on Form S-3, Registration No. 33-71480, effective November 12, 1993.

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

10.3 Second Amendment to Joint Venture Agreement dated August 1, 1991 between Caterpillar Industrial Inc. and The Raymond Corporation. Filed as Exhibit 10.3 to the 1994 Form 10-K Annual Report of the Company and incorporated herein by reference.

10.4 Third Amendment to Joint Venture Agreement dated August 1, 1991 between Caterpillar Industrial Inc. and The Raymond Corporation. Filed as Exhibit 10.4 to the 1994 Form 10-K Annual Report of the Company and incorporated herein by reference.

10.5 Revolving Credit and Term Loan Agreement dated December 21, 1994 among The Raymond Corporation, Raymond Leasing Corporation and Chemical Bank. Filed as Exhibit 10.5 to the 1994 Form 10-K Annual Report of the Company and incorporated herein by reference.

10.6 Revolving Credit and Term Loan Agreement dated February 14, 1995 among The Raymond Corporation, Raymond Leasing Corporation and The Chase Manhattan Bank, N.A. Filed as
                Exhibit 10.6 to the 1994 Form 10-K Annual Report of the Company and incorporated herein by reference.

10.7 Raymond Leasing Corporation Senior Note Agreement dated as of November 1, 1991. Filed as Exhibit 10.22 to the 1992 Form 10-K Annual Report of the Company and incorporated herein by reference.

10.8 Revolving Credit and Term Loan Agreement dated as of September 1, 1995 among The Raymond Corporation, Raymond Leasing Corporation and Marine Midland Bank.

10.9 Revolving Credit and Term Loan Agreement dated as of September 22, 1995 among The Raymond Corporation, Raymond Leasing Corporation and Manufacturers and Traders Trust Company.

Exhibit
   #            Description
- -------         -----------

10.10 Credit Agreement dated November 27, 1995 among The Raymond Corporation, Raymond Leasing Corporation and Corestates Bank, N.A.

11.             Statement Re: Computation of Per Share Earnings.

13.             Annual Report to Shareholders for the year ended December 31,
                1995.

18. Letter dated February 7, 1992 from Ernst & Young re: change in accounting principles. Filed as Exhibit 18 to the 1991 Form 10-K Annual Report of the Company and incorporated herein by reference.

19. Filed Form 8 Report dated September 11, 1992. Filed as Exhibit 19 to the 1992 Form 10-K Annual Report of the Company and incorporated herein by reference.

21. Subsidiaries (Direct and Indirect) of The Raymond Corporation for the year ending December 31, 1995.

23.             Consent of Independent Auditors dated March 27, 1996.

24.             Power of Attorney of Directors dated March 2, 1996.

27.             Financial Data Schedule.

99. The Company's 1996 Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 1996.

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Exhibit
  #             Description
- -------         -----------

10.11 Consulting Agreement effective as of January 2, 1996 between Christian D. Gibson and The Raymond Corporation.

10.12           Consulting Agreement dated February 29, 1996 between George G.
                Raymond, Jr. and The Raymond Corporation.

10.13           Employment Agreement dated as of November 3, 1987 between Ross
                K. Colquhoun and The Raymond Corporation.

10.14 Amendment #1 to Employment Agreement effective January 1, 1994 between Ross K. Colquhoun and The Raymond Corporation. Filed as Exhibit 10.13 to the 1994 Form 10-K Annual Report of the Company and incorporated herein by reference.

10.15 Amendment #2 to Employment Agreement effective November 1, 1995 between Ross K. Colquhoun and The Raymond Corporation.

10.16 Sample form of Employment Agreement between The Raymond Corporation and Company Vice Presidents. Filed as Exhibit 10.8 to the 1991 Form 10-K Annual Report of the Company and incorporated herein by reference.

10.17           The Raymond Corporation Retirement Benefits Equalization Plan.

10.18           The Raymond Corporation Stock Option Plan (1995).

10.19 Merrill Lynch Special Prototype Defined Contribution Plan Adoption Agreement.

10.20 The Raymond Corporation Deferred Compensation Plan for Exempt Employees restated as of September 1, 1994, amended as of December 14, 1995.

10.21 The Raymond Corporation Officer Performance Bonus Plan Formula. Filed as Exhibit 10.15 to the 1992 Form 10-K Annual Report of the Company and incorporated herein by reference.

10.22 Profit Sharing Retirement Plan of The Raymond Corporation, Plan A, dated January 1, 1976, amended as of March 2, 1996.

10.23 Profit Sharing Retirement Plan for Salaried Employees of The Raymond Corporation, Plan B, dated January 1, 1976, amended as of March 2, 1996.

10.24           The Raymond Corporation Pension Plan effective January 1,
                1996.

10.25 The Raymond Corporation Benefit and Welfare Plan effective as of January 1, 1996.

THE RAYMOND CORPORATION AND SUBSIDIARIES

SCHEDULE I - Condensed Financial Information of Registrant
           - The Raymond Corporation

Years ended December 31, 1995, 1994 and 1993

Condensed Balance Sheets
- ------------------------


                                                           December 31,
                                        -----------------------------------------------

                                              1995             1994             1993
                                        -----------------------------------------------

Assets

Current Assets

Cash                                    $     759,712    $   4,081,322    $  23,288,779

Accounts Receivable (including
$18,727,995, $12,132,856 and
$10,783,692 due from unconsolidated
investees in 1995, 1994 and 1993,
respectively) less allowances
($1,718,651 in 1995, $986,093 in 1994
and $658,573 in 1993).                     30,685,950       34,554,193       24,020,182

Inventories                                29,453,674       25,513,226       20,881,441

Other Current Assets                        2,801,298        2,453,898        2,391,774
                                        -------------    -------------    -------------
Total Current Assets                       63,700,634       66,602,639       70,582,176

Property, Plant & Equipment                41,466,806       36,944,902       34,614,998
Allowance for Depreciation                (24,845,922)     (24,622,493)     (23,157,955)
                                        -------------    -------------    -------------
                                           16,620,884       12,322,409       11,457,043

Investment in and Advances to
Wholly-owned Subsidiaries and
Unconsolidated Investees, at equity       107,801,894      101,180,813       71,840,705

Other Assets                                3,943,511        4,360,714        4,710,396
                                        -------------    -------------    -------------

Total Assets                            $ 192,066,923    $ 184,466,575    $ 158,590,320
                                        =============    =============    =============




The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES

SCHEDULE I - Condensed Financial Information of Registrant
           - The Raymond Corporation

Years ended December 31, 1995, 1994 and 1993

Condensed Balance Sheets
- ------------------------


                                                     December 31,
                                      -------------------------------------------
                                            1995          1994            1993
                                      -------------------------------------------
Liabilities and Shareholders' Equity

Current Liabilities                    $ 34,097,486   $ 41,574,752   $ 24,400,522


Long-term Debt (Note B)                  51,260,000     57,500,000     57,500,000

Other Liabilities                         5,375,199      4,392,108      3,637,085

Shareholders' Equity
Common Stock                             10,650,666      9,546,332      9,072,866
Other Shareholders' Equity               90,683,572     71,453,383     63,979,847
                                       ------------   ------------   ------------
Total Shareholders' Equity              101,334,238     80,999,715     73,052,713
                                       ------------   ------------   ------------
Total Liabilities and
Shareholders' Equity                   $192,066,923   $184,466,575   $158,590,320
                                       ============   ============   ============


The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES

SCHEDULE I - Condensed Financial Information of Registrant
           - The Raymond Corporation

Years ended December 31, 1995, 1994 and 1993

Condensed Statements of Income
- ------------------------------

                                                   Years Ended
                                                   December 31,
                                    -------------------------------------------
                                        1995            1994            1993
                                    -------------------------------------------

Net Sales                           $169,507,696   $142,333,992   $104,674,179
Other Income, Net                      9,122,514      7,872,226      4,263,995
                                    ------------   ------------   ------------
Total Revenues                       178,630,210    150,206,218    108,938,174

Cost of Sales                        135,066,815    113,340,243     82,096,813
Selling, General and
Administrative Expenses (Includes
Research & Development costs of
$3,601,000 in 1995, $3,958,000 in
1994 and $4,251,000 in 1993)          34,972,693     28,479,361     24,313,057

Interest Expense                       3,694,630      3,926,796      1,557,297
                                    ------------   ------------   ------------
Total Cost of Sales and Expenses     173,734,138    145,746,400    107,967,167

Income Before Taxes and
Equity in Earnings of Wholly-
owned Subsidiaries and
Unconsolidated Investees               4,896,072      4,459,818        971,007

Income Tax Expense                     1,902,413      1,796,883        428,657

Equity in Net Income of Wholly-
owned Subsidiaries and
Unconsolidated Investees              10,080,276      7,064,336      4,464,463

                                    ------------   ------------   ------------
Net Income                          $ 13,073,935   $  9,727,271   $  5,006,813
                                    ============   ============   ============





The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES

SCHEDULE I - Condensed Financial Information of Registrant
           - The Raymond Corporation

Years ended December 31, 1995, 1994 and 1993

Condensed Statements of Cash Flow
- ---------------------------------

                                                         Years Ended
                                                         December 31,

                                        -----------------------------------------------
                                             1995            1994            1993
                                        -----------------------------------------------

Net Cash Provided by (Used For)
Operating Activities                     $    236,890    $  6,019,696    ($ 4,029,263)

Cash Flows from Investing Activities

Additions to Property, Plant and
     Equipment                             (6,806,129)     (2,972,384)     (2,603,489)
Proceeds from Sales of
     Property, Plant and Equipment             22,248           7,750         136,336
Investments in and Advances to Wholly-
     owned Subsidiaries and
     Unconsolidated Investees               3,123,802     (22,383,741)    (10,198,517)
                                         ------------    ------------    ------------
Net Cash Used For
Investing Activities                       (3,660,079)    (25,348,375)    (12,665,670)

Cash Flows from Financing Activities

Repayment of Long-Term Debt                         0               0     (38,812,500)

Cash Dividends Paid                                 0               0               0

Capital Stock Transactions, Net               101,579         121,222        (213,238)

Proceeds from Long-Term Debt                        0               0      78,500,000
                                         ------------    ------------    ------------
Net Cash Provided by
Financing Activities                          101,579         121,222      39,474,262

(Decrease) Increase in Cash                (3,321,610)    (19,207,457)     22,779,329

Cash Balance at January 1,                  4,081,322      23,288,779         509,450
                                         ------------    ------------    ------------
Cash Balance at December 31,             $    759,712    $  4,081,322    $ 23,288,779
                                         ============    ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Noncash activities:
      Common stock issued for conversion
         of debentures                     $6,240,000             ---             ---

The accompanying notes are part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES

SCHEDULE I - Condensed Financial Information of Registrant
           - The Raymond Corporation

Years ended December 31, 1995, 1994 and 1993

Notes to Condensed Financial Statements
- ---------------------------------------

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


NOTE B - Long-Term Debt

                                                   1995                  1994                   1993
                                               -----------           -----------           -----------
6.5% convertible subordinated debentures
     due December 15, 2003. Interest is
     payable semi-annually.                    $51,260,000           $57,500,000           $57,500,000
                                               ===========           ===========           ===========


The 6.5% convertible subordinated debentures are convertible into shares of common stock at a rate adjusted for stock dividends of approximately 59.27 shares for each $1,000 principal amount of debentures. These debentures are redeemable at prices ranging from 103.5% of principal to par depending upon the redemption date. The debentures are convertible at any time prior to maturity and are redeemable any time on or after December 15, 1996, in whole or in part, at the option of the Company. In the third quarter of 1995, approximately $6.2 million of the Company's convertible subordinated debentures were converted into 369,868 shares of common stock at the original stated conversion rate adjusted for stock dividends.

THE RAYMOND CORPORATION AND SUBSIDIARIES

SCHEDULE I - Condensed Financial Information of Registrant
           - The Raymond Corporation

Years ended December 31, 1995, 1994 and 1993

Notes to Condensed Financial Statements  (cont'd)
- -------------------------------------------------

NOTE C - Guarantee

Raymond Leasing Corporation, a wholly-owned subsidiary of the Company, has an $8,000,000 long-term debt obligation outstanding at December 31, 1995. Under terms of the debt agreement, the Company has guaranteed the payment of all principal and interest.


NOTE D - Dividends from Subsidiaries and Investees

Cash dividends paid to The Raymond Corporation from unconsolidated investees accounted for under the equity method were $335,393 in 1995, $107,969 in 1994 and $682,208 in 1993. Cash dividends paid to The Raymond Corporation by subsidiaries were $0 in 1995 and 1994 and $334,000 in 1993.

THE RAYMOND CORPORATION AND SUBSIDIARIES

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Year Ending December 31, 1995


 COL. A                           COL. B                     COL. C                         COL. D               COL. E
- --------------------            ----------        --------------------------------     -----------------        ----------
                                                               Additions
                                                  --------------------------------
                                                         (1)              (2)
                                Balance at        Charged to        Charged            Deductions               Balance at
                                Beginning         Costs and         to Other           from                     Close
Description                     Of Period         Expenses          Accounts           Reserve                  Of Period
- --------------------            ----------        -----------       --------------     -----------------        ----------

Reserve and allowances deducted from asset accounts:

   Allowance for doubtful
   accounts & losses on
   investment in leases        $2,214,881         $1,399,000                              $112,324 -B          $3,501,557
                               ==========        ===========                           ===========            ===========


Reserves reported in accrued liabilities:

   Service agreements          $2,443,168         $6,902,683                            $5,720,096 -A          $3,625,755
   Insurance reserves           6,053,159          7,567,802                             5,897,226 -C           7,723,735
                               ----------        -----------                           -----------            -----------
                               $8,496,327        $14,470,485                           $11,617,322            $11,349,490
                               ==========        ===========                           ===========            ===========


A - Warranty & maintenance costs charged against reserve.

B - Bad debt write-offs charged against reserve.

C - Insurance costs charged against reserve.

THE RAYMOND CORPORATION AND SUBSIDIARIES

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Year Ending December 31, 1994


 COL. A                           COL. B                     COL. C                         COL. D               COL. E
- --------------------            ----------        --------------------------------     -----------------        ----------
                                                               Additions
                                                  --------------------------------
                                                         (1)              (2)
                                Balance at        Charged to        Charged            Deductions               Balance at
                                Beginning         Costs and         to Other           from                     Close
Description                     Of Period         Expenses          Accounts           Reserve                  Of Period
- --------------------            ----------        -----------       --------------     -----------------        ----------

Reserve and allowances deducted from asset accounts:

   Allowance for doubtful
   accounts & losses on
   investment in leases        $1,727,740         $1,079,908                              $592,767 -B          $2,214,881
                               ==========         ==========                            ==========             ==========

Reserves reported in accrued liabilities:

   Service agreements          $1,737,219         $4,612,619                            $3,906,670 -A          $2,443,168
   Insurance reserves           4,764,346          6,527,819                             5,239,006 -C           6,053,159
                               ----------         ----------                            ----------             ----------
                               $6,501,565        $11,140,438                            $9,145,676             $8,496,327
                               ==========         ==========                            ==========             ==========


A - Warranty & maintenance costs charged against reserve.

B - Bad debt write-offs charged against reserve.

C - Insurance costs charged against reserve.

THE RAYMOND CORPORATION AND SUBSIDIARIES

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Year Ending December 31, 1993


 COL. A                           COL. B                     COL. C                         COL. D               COL. E
- --------------------            ----------        --------------------------------     -----------------        ----------
                                                               Additions
                                                  --------------------------------
                                                         (1)              (2)
                                Balance at        Charged to        Charged            Deductions               Balance at
                                Beginning         Costs and         to Other           from                     Close
Description                     Of Period         Expenses          Accounts           Reserve                  Of Period
- --------------------            ----------        -----------       --------------     -----------------        ----------

Reserve and allowances deducted from asset accounts:

   Allowance for doubtful
   accounts & losses on
   investment in leases        $1,239,427           $646,984                              $158,671 -B          $1,727,740
                               ==========        ===========                           ===========            ===========


Reserves reported in accrued liabilities:

   Service agreements          $1,380,973         $3,597,039                            $3,240,793 -A          $1,737,219
   Insurance reserves           4,161,786          7,382,545                             6,779,985 -C           4,764,346
                               ----------        -----------                           -----------            -----------
                               $5,542,759        $10,979,584                           $10,020,778             $6,501,565
                               ==========        ===========                           ===========            ===========


A - Warranty & maintenance costs charged against reserve.

B - Bad debt write-offs charged against reserve.

C - Insurance costs charged against reserve, including for the first time the activity of self-insured retention for workers' compensation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:           March 28, 1996               THE RAYMOND CORPORATION
                                             ------------------------
                                                  (Registrant)

                                             By: /s/ Ross K. Colquhoun

                                             Ross K. Colquhoun
                                             Chairman of the Board and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ Ross K. Colquhoun           By: /s/ James J. Malvaso           By:  /s/ William B. Lynn
    -------------------------           ------------------------            --------------------------
Ross K. Colquhoun                        James J. Malvaso                   William B. Lynn
Chairman of the Board, Chief             President, Chief Operating         Executive Vice President
Executive Officer and Director           Officer and Director               Principal Financial Officer

Date: 03/28/96                           Date: 03/28/96                     Date: 03/28/96

                                         By:  /s/ John F. Everts
                                            --------------------
                                         John F. Everts
                                         Corporate Controller
                                         Date:  03/28/96

By: /s/ James F. Matthews                   By: /s/ Arthur M. Richardson
   ---------------------------                 ------------------------------
James F. Matthews, Director                 Arthur M. Richardson, Director
Date: 03/28/96                              Date: 03/28/96

By: /s/ John E. Mott                        By: /s/ M. Richard Rose
   ---------------------------                 ------------------------------
John E. Mott, Director                      M. Richard Rose, Director
Date: 03/28/96                              Date: 03/28/96

By: /s/ Michael R. Porter                   By: /s/ John V. Sponyoe
   ---------------------------                 ------------------------------
Michael R. Porter, Director                 John V. Sponyoe, Director
Date: 03/28/96                              Date: 03/28/96

By: /s/ George G. Raymond, Jr.              By: /s/ Michael O. Womack
   ---------------------------                 ------------------------------
George G. Raymond, Jr.                      Michael O. Womack, Director
Date: 03/28/96                              Date: 03/28/96