Form 10-Q
period 1996-03-31
RAYMOND CORP
filed 1996-05-15
CIK 82231

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM-10Q

(MARK ONE)
X   - QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 OR
    - TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
      _________



Commission File Number            0-2129
                       ---------------------------



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






                       ----------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


     The number of shares of common stock outstanding as of April 30, 1996 was 7,437,085.

                             THE RAYMOND CORPORATION


                                INDEX to FORM-10Q

                                                                            Page

PART  I. FINANCIAL INFORMATION

    Item 1 - Financial Statements

           Condensed Consolidated Balance Sheets - March 31, 1996 and
             December 31, 1995                                             3-4

           Condensed Consolidated Statements of Income - Quarters
             ended March 31, 1996 and 1995                                 5

           Condensed Consolidated Statements of Cash Flows - Quarters
             ended March 31, 1996 and 1995                                 6-7

           Notes to Condensed Consolidated Financial Statements            8-9

    Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             10-14



PART II    OTHER INFORMATION

    Item 6 - Exhibits and Reports on Form 8-K                              15



    Signature                                                              15

                                Part I - Financial Information
                                Item I - Financial Statements
THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          (unaudited)         (note)
ASSETS                                                      03/31/96         12/31/95
- ---------------------------------------------------------------------------------------

Manufacturing Current Assets:
         Cash and cash equivalents                       $  11,004,584    $  12,341,383
         Accounts receivable, net                           34,093,027       36,349,825
         Inventories                                        35,323,231       34,645,114
         Recoverable income taxes                            1,163,754        1,159,325
         Deferred income taxes*                              5,584,967        5,434,967
         Prepaid expenses and other current assets           4,397,822        4,326,925
                                                         ------------------------------
                  Total Manufacturing Current Assets        91,567,385       94,257,539


         Investments in and advances to unconsolidated
                  investees, at equity                      17,438,748       19,165,362

         Property, plant and equipment, at cost             58,002,694       54,179,355
           Less accumulated depreciation                   (32,967,438)     (31,043,877)

                                                         ------------------------------
         Net property, plant and equipment                  25,035,256       23,135,478

         Other non-current assets                            4,296,651        4,226,451

                                                         ------------------------------
                  Total Manufacturing Assets               138,338,040      140,784,830
                                                         ------------------------------

Financial Services:
         Cash and cash equivalents                              12,456           17,664
         Investment in leases, net                         113,252,002      106,409,973

         Property, plant and equipment, at cost                397,113          385,486
           Less accumulated depreciation                      (202,202)        (193,086)

                                                         ------------------------------
         Net property, plant and equipment                     194,911          192,400

         Rental equipment, at cost                           4,616,797        4,379,990
           Less accumulated depreciation                    (2,144,109)      (2,145,390)

                                                         ------------------------------
         Net rental equipment                                2,472,688        2,234,600

         Other assets                                          265,269          287,702

                                                         ------------------------------
                  Total Financial Services Assets          116,197,326      109,142,339
                                                         ------------------------------

Total Assets                                             $ 254,535,366    $ 249,927,169
                                                         ==============================

         * Includes both manufacturing and financial services.

Note: The December 31, 1995 balance sheet has been derived from audited financial statements

The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES

                                                             (unaudited)         (note)
LIABILITIES AND SHAREHOLDERS' EQUITY                           03/31/96         12/31/95
- ------------------------------------------------------------------------------------------

Manufacturing Current Liabilities:
         Accounts payable                                   $  13,239,367    $  13,656,877
         Accrued liabilities                                   21,523,137       20,461,499

                                                            ------------------------------
                  Total Manufacturing Current Liabilities      34,762,504       34,118,376

         Long-term debt                                        51,260,000       51,260,000
         Deferred income taxes*                                 3,983,926        3,982,867
         Other liabilities                                      3,997,932        3,698,839

                                                            ------------------------------
                  Total Manufacturing Liabilities              94,004,362       93,060,082
                                                            ------------------------------

Financial Services:
         Income taxes* and accrued expenses                     3,215,976        3,137,349
         Notes payable - banks                                 44,425,000       41,537,500
         Notes payable - insurance companies                    8,000,000       10,858,000

                                                            ------------------------------
                  Total Financial Services Liabilities         55,640,976       55,532,849
                                                            ------------------------------

SHAREHOLDERS' EQUITY
         Common stock (7,460,157 shares issued in 1996
             and 7,100,444 shares issued in 1995)              11,190,236       10,650,666
         Capital surplus                                       29,904,089       23,643,394
         Retained earnings                                     66,532,789       69,945,200
         Cumulative translation adjustments                    (2,428,717)      (2,596,653)
         Treasury stock, at cost                                 (308,369)        (308,369)

                                                            ------------------------------
                  Total Shareholders' Equity                  104,890,028      101,334,238
                                                            ------------------------------

Total Liabilities and Shareholders' Equity                  $ 254,535,366    $ 249,927,169
                                                            ==============================


         *Includes both manufacturing and financial services.


Note: The December 31, 1995 balance sheet has been derived from audited financial statements


The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED)


3 Month period ended March 31,                           1996         1995
                                                     -------------------------

REVENUES
         Net sales                                   $65,867,785   $69,625,506
         Rental revenues                                 370,301       486,825
         Lease finance revenues                        2,748,616     2,125,901
         Other income                                    641,110       768,309

                                                     -------------------------
                  Total revenues                      69,627,812    73,006,541
                                                     -------------------------

COSTS AND EXPENSES
         Cost of sales                                52,431,790    53,992,188
         Cost of rentals                                 401,380       412,698
         Selling, general and administrative           7,829,700     9,097,790
         Employees' profit sharing                       830,681       924,349
         Interest expense
           Lease financing                               953,974       577,552
           Other                                         882,206       973,734
         Other expenses                                1,179,745     1,955,830

                                                     -------------------------
                  Total costs and expenses            64,509,476    67,934,141
                                                     -------------------------

INCOME BEFORE TAXES, AND EQUITY IN NET
   EARNINGS OF UNCONSOLIDATED INVESTEES                5,118,336     5,072,400

Income tax expense                                     1,998,669     2,054,544
                                                     -------------------------
Income before equity in net
   earnings of unconsolidated investees                3,119,667     3,017,856

Equity in net earnings of unconsolidated investees       261,983        57,199


                                                     -------------------------
NET INCOME                                             3,381,650     3,075,055
                                                     =========================



NET INCOME PER SHARE:
   Primary                                                 $0.45         $0.44 *
                                                     =========================

   Fully Diluted                                           $0.37         $0.35 *
                                                     =========================




                     * Adjusted for the 1996 stock dividend




The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            (UNAUDITED)


3 Month period ended March 31,                                  1996          1995
                                                           --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
- ------------------------------------

  Net income                                               $ 3,381,650    $ 3,075,055
  Adjustments to reconcile net income to net cash
    (used for) provided by operating activities:
         Depreciation and amortization                       1,347,493      1,084,491
         Provision for losses on accounts receivable
           and investment in leases                            120,000        606,000
         Earnings of unconsolidated investees,
           net of dividends received                          (261,983)       (57,199)
         Foreign currency transaction losses                   115,580         97,285
         Acquisition of rental equipment                      (593,323)      (238,118)
         Gains on dispositions of rental equipment            (158,413)      (279,441)
         Proceeds from rental fleet sales                      321,240        482,255
         (Gains) losses on sale of property, plant
           and equipment                                        (4,476)        48,935
         Other items, net                                     (118,710)      (513,811)
         Changes in operating assets and liabilities:
            Decrease (Increase) in accounts receivable       3,862,548     (3,794,271)
            Increase in investment in leases                (6,857,029)    (4,317,931)
            Increase in inventories, prepaid expenses
              and other current assets                        (191,295)    (4,176,991)
            (Decrease) Increase in accounts payable and
              accrued expenses                              (1,059,825)     6,085,881

                                                           --------------------------
         Net cash used for operating activities                (96,543)    (1,897,860)
                                                           --------------------------




CASH FLOWS FROM INVESTING ACTIVITIES
- ------------------------------------

  Purchase of subsidiary, net of cash acquired                 158,236           --
  Additions to property, plant and equipment                (1,748,783)    (1,678,677)
  Proceeds received from sales of property,
    plant and equipment                                         15,255         16,369
  Decrease (increase) in investment in, and advances to,
    unconsolidated investees                                   234,068     (3,199,651)

                                                           --------------------------
         Net cash used for investing activities             (1,341,224)    (4,861,959)
                                                           --------------------------



The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            (UNAUDITED)





3 Month period ended March 31,                                1996            1995
                                                        ---------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
- ------------------------------------

  Net additional borrowings (repayments) under lines
     of credit                                             5,000,000      (1,000,000)
  Proceeds from long-term debt                                     0      11,000,000
  Repayment of long-term debt                             (4,970,500)     (3,719,500)
  Capital stock transactions, net                              6,204            --

                                                        ------------    ------------
         Net cash provided by financing activities            35,704       6,280,500

  Effect of foreign currency rate fluctuations on
     cash and cash equivalents                                60,056           2,640

                                                        ------------    ------------
  Decrease in cash and cash equivalents                   (1,342,007)       (476,679)
  Cash and cash equivalents at January 1,                 12,359,047       5,423,463

                                                        ------------    ------------
  Cash and cash equivalents at March 31,                $ 11,017,040    $  4,946,784
                                                        ============    ============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
- ------------------------------------------------


  Cash paid during the year for:
         Income taxes                                   $  1,766,315    $  3,290,171
         Interest                                            758,807         458,235

  Noncash activities:
         Property acquired in exchange for retirement
            of mortgage receivable                              --      $  1,500,000






The accompanying notes are a part of the financial statements.

                       THE RAYMOND CORPORATION AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




 1.      Basis of Presentation
         ---------------------

         The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the Company's financial statements and notes thereto in its 1995 Annual Report to Shareholders which is incorporated by reference in its entirety on Form 10-K for the year ended December 31, 1995. The accompanying financial statements have not been examined by independent accountants, but in the opinion of management such financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to summarize fairly the Company's financial position at March 31, 1996 and results of operations for the three month period then ended. The results of operations for the interim period presented may not be indicative of the results that may be expected for the year.



 2.      Inventories
         -----------

         The composition of inventories was:

                                          3/31/96          12/31/95
                                        ----------------------------


                  Raw materials         $20,160,811      $18,094,704
                  Work in process        12,140,068       14,804,024
                  Finished goods          3,022,352        1,746,386

                                        ----------------------------
                                        $35,323,231      $34,645,114
                                        ============================



 3.      Stock Dividend
         --------------

         On March 2, 1996, the Board of Directors declared an irregular five percent stock dividend on the Company's outstanding common stock. On April 12, 1996, shareholders of record as of March 31, 1996 received one additional share of stock for each twenty shares held. Earnings per share and weighted average shares outstanding have been restated to reflect the five percent stock dividend.

                       THE RAYMOND CORPORATION AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




4.       Contingencies
         -------------

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

         The Company is also one of fourteen defendants in a private environmental lawsuit. The plaintiffs have alleged that scrap metal purchased from the Company was hazardous and/or was coated with certain solvents and/or cutting oils. Plaintiffs have the burden of proving the nature and extent of the Company's contribution to the site, as well as the burden of proving what portion of the material delivered to the site was "hazardous" as that term is defined in the environmental statutes. The Company is aggressively defending the claim and does not believe it is likely to have a material adverse effect on the Company.

         In addition to the matters discussed above, the Company is subject to various other legal proceedings, claims and liabilities which have arisen in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial results of operations or financial position of the company.

                Part I - Financial Information
                Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Operating Results




         A summary of the period changes in the principal items included on the consolidated statements of income is shown below: (in thousands)




Comparison of the changes from the 3 month period ended March 31, 1996 to March 31, 1995

                                                     Amount        %
                                                   -------------------

                                                   -------------------
TOTAL REVENUES                                      ($3,379)      -5%
                                                   -------------------


COSTS AND EXPENSES:
         Cost of sales and rentals                   (1,572)      -3%
         Selling, general and administrative         (1,268)     -14%
         Employees' profit sharing                      (94)     -10%
         Interest expense                               285       18%
         Other expenses, net                           (776)     -40%

                                                   -------------------
                  Total costs and expenses           (3,425)      -5%
                                                   -------------------


INCOME BEFORE PROVISION FOR TAXES                        46        1%

PROVISION FOR INCOME TAXES                              (56)      -3%

INCOME BEFORE EQUITY IN EARNINGS                    ------------------
   OF UNCONSOLIDATED INVESTEES                          102        3%


EARNINGS OF UNCONSOLIDATED INVESTEES                    205      358%


                                                   -------------------
NET INCOME                                             $307       10%
                                                   ===================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE RAYMOND CORPORATION AND SUBSIDIARIES

Three Months ended March 31, 1996 compared to the Three Months ended March 31, 1995

Revenues

Total revenues for the three months ended March 31, 1996 decreased by approximately $3.4 million, or 4.6% to $69.6 million from $73.0 million for the three months ended March 31, 1995.

Total revenues have declined slightly from the record level for a quarter that was established in 1995 as a result of a corresponding decline in the beginning backlog (unfilled new equipment orders) which was also at a record level at the beginning of 1995. Although the record order entry levels have not been sustained by the industry, sales and the order entry rate remain strong. In addition, net income was 4.9% of revenues in the first quarter of 1996, an improvement over the 4.2% attained in the first quarter of 1995 and 4.6% for the entire year 1995.


Cost of Sales

For the first quarter of 1996, cost of sales as a percentage of net sales was 79.6% as compared to 77.5% for the first quarter of 1995 and 77.9% for the calendar year 1995. Efforts to continue to reduce manufacturing costs through research and development activities and improved manufacturing processes were temporarily offset by additional costs and short-term manufacturing inefficiencies incurred in connection with the relocation of existing manufacturing equipment and the installation of new manufacturing equipment at the Greene, New York facility. This factory modernization project is expected to be completed by the end of 1996.

Selling, General and Administrative Expenses

For the first quarter of 1996, selling, general and administrative expenses decreased by approximately $1.3 million or 13.9% to $7.8 million from the $9.1 million reported in the first quarter of 1995. As a percentage of total revenues, these expenses decreased from 12.5% in the first quarter of 1995 to 11.2% for the same period in 1996.

The decrease reflects reduced benefit accruals including stock appreciation rights. In addition, certain costs incurred in the first quarter of 1995 related to the International Sales Meeting and the launch of the Dockstocker/TM/ product line were not repeated.

Interest Expense

Lease financing operations are conducted through Raymond Leasing Corporation, a wholly-owned subsidiary of the Company. Lease finance interest expense is reported net of charges on intercompany borrowings and was approximately $1.0 million in the quarter ended March 31, 1996 as compared with approximately $0.6 million in the comparable quarter in 1995. The increase in the current period reflects the fact that the majority of the growth in the lease portfolio has been financed with funds from external borrowings. It is expected that lease financing interest expense will continue to fluctuate with the volume of outstanding leases.

Other interest expense incurred by the manufacturing divisions was approximately $0.9 million for the quarter ending March 31, 1996 as compared to approximately $1.0 million for the first three months of 1995 and consists primarily of interest on the Company's convertible subordinated debentures. The current period decrease is the result of the conversion of $6.2 million of these debentures into equity in the third quarter of 1995.

Other Expenses

Other expenses were approximately $1.2 and $2.0 million, or 1.7% and 2.7% of total revenues, for the quarters ending March 31, 1996 and 1995, respectively. The primary components of other expenses are cash discounts paid to Dealers for the timely payment of invoices and the provision for losses on accounts and leases receivable. The decrease in the provision for losses on accounts and leases receivable is the main component of both the dollar and percentage decreases in 1996. In addition, certain costs incurred in connection with foreign currency transactions were at a higher level in 1995.

The formula for computing the profit sharing provision is consistent for all periods presented.

Income Tax Expense

During all periods reported, U.S. and foreign income tax provisions were computed using the respective expected annual effective tax rates.

Earnings of Unconsolidated Investees

The Company's primary unconsolidated investee is G.N. Johnston Equipment Co. Ltd. ("Johnston"), which is 46% owned by R.H.E. Ltd., a wholly-owned subsidiary of the Company. Johnston is the exclusive Canadian distributor for all of the Company's products with sales and service outlets in the principal business regions of the Dominion of Canada. Other unconsolidated investees include several Dealerships located throughout the United States.

The equity in earnings of unconsolidated investees increased from $0.1 million in the first quarter of 1995 to $0.3 million in the first quarter of 1996 as a result of the improved financial performance of several U. S. Dealerships and the earnings recognized as a result of additional equity interests acquired in 1995.

Stock Dividend

On March 2, 1996, the Board of Directors declared an irregular 5% stock dividend on the Company's outstanding common stock. On April 12, 1996, shareholders of record as of March 29, 1996 received one additional share of stock for each twenty shares held. Earnings per share and weighted average shares outstanding have been adjusted to reflect the 5% stock dividend.

Liquidity and Sources of Capital

The Company's manufacturing working capital at March 31, 1996 was $56.8 million and its ratio of manufacturing current assets to manufacturing current liabilities was 2.6 to 1. At March 31, 1996, the Company and Raymond Leasing Corporation, its wholly-owned leasing subsidiary, had unused lines of credit aggregating $36.1 million, of which approximately $23.4 million may be converted into long-term debt at the option of the Company and/or Raymond Leasing Corporation. These credit facilities will enable the Company to continue to fund its growth strategy, including the Greene factory modernization project, and enable Raymond Leasing Corporation to obtain the external funds necessary to fund the growth of the lease portfolio and to repay intercompany borrowings with The Raymond Corporation as the manufacturing divisions require additional funds.

For the three months ended March 31, 1996, $0.1 million was used to fund operating activities compared to the $1.9 million used to fund operating activities for the comparable 1995 period. The cash generated from earnings and the decrease in accounts receivable was used primarily to fund the growth in the lease portfolio.

Cash used for investing activities decreased approximately $3.6 million for the first three months of 1996 compared to the first three months of 1995. This was primarily due to the investments in the Company's Dealer Network that were made in the first quarter of 1995.

Cash flows from financing activities reflect the external borrowings and related debt repayments made by Raymond Leasing Corporation to fund a portion of the continued growth of the lease portfolio and repay intercompany borrowings.

On April 8, 1996, the Board of Directors reinstated a regular quarterly cash dividend of 2 1/2 cents on the Company's approximately 7.4 million outstanding shares of common stock. Payment of the second quarter dividend will be made on June 28, 1996 to shareholders of record on June 14, 1996.

The restrictions pertaining to minimum tangible net worth in certain term loan agreements will not be adversely impacted by the reinstatement of cash dividends. In addition, Raymond Leasing Corporation is subject to certain debt agreements that limit cash dividends and loans to the Company. These restrictions are not expected to affect the Company's ability to meet its working capital requirements.

Outlook

New equipment orders for the first quarter of 1996 were $61.4 million compared with the $60.5 million for 1995's fourth quarter and $64.9 million for the first quarter of 1995.

The backlog was $61.2 million at March 31, 1996. This compares with the $73.4 million reported at this time last year, during a period of peak industry volume, and the $65.6 million reported at December 31, 1995. The Company expects the overall domestic market will continue to be good in 1996, though it may not be as strong as the record levels attained in 1994 and 1995. The Company will continue to look for growth from its existing Original Equipment Manufacturer ("O.E.M.") business and its efforts to enter into new O.E.M. and Distribution agreements to further increase its global market presence.

The Company's estimated $12 million modernization plan at its Greene, New York facility which encompasses production equipment, manufacturing processes and management information systems is on schedule and is expected to be completed by late 1996. This factory modernization program will significantly upgrade the technology of the plant and also increase its efficiency. The remaining expenditures will be funded by a combination of internally generated resources and existing credit facilities. In addition, the Company is receiving assistance from New York State and local governments in the form of grants for employee training, a sales tax exemption program and an interest subsidy grant.

                           Part II - Other Information


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------


         A)  Exhibits.

                  11 - Earnings Per Share computation

                  27 - Financial Data Schedule

         B)  Reports on Form 8-K.

                  There were no reports on Form 8-K filed for the three months ended March 31, 1996.











                  Signature
                  ----------

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                   THE RAYMOND CORPORATION




Date:    May 15, 1996              by: /s/  William B. Lynn
                                   --------------------------------------
                                          William B. Lynn
                                       Executive Vice President
                                    (Principal Financial Officer)