Form 10-Q
period 1996-06-30
RAYMOND CORP
filed 1996-08-14
CIK 82231

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       __________________________________


                                    FORM-10Q

(MARK ONE)

X - QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 OR

  - TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________


Commission File Number 0-2129
                --------------



                             THE RAYMOND CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   SOUTH CANAL STREET, GREENE, NEW YORK 13778
- --------------------------------------------------------------------------------
              (Address of registrants's principal executive office)

                                 (607) 656-2311
- --------------------------------------------------------------------------------
                         (Registrant's telephone number)

       New York                                           15-0372290
- ------------------------                             ----------------------
(State of Incorporation)                                (I.R.S. Employer
                                                     Identification Number)


                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sectons 13 or 15(d) of the Securites Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No____


     The number of shares of common stock outstanding as of July 31, 1996 was 7,437,188.

                             THE RAYMOND CORPORATION


                                INDEX to FORM-10Q



PART  I. FINANCIAL INFORMATION                                           Page

 Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets - June 30, 1996
            and December 31, 1995                                        3 - 4

          Condensed Consolidated Statements of Income - Quarters
            and Six Month Periods ended June 30, 1996 and
            June 30, 1995                                                5

          Condensed Consolidated Statements of Cash Flows - Six Month
            Periods ended June 30, 1996 and June 30, 1995                6 - 7

          Notes to Condensed Consolidated Financial Statements           8 - 9

 Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           10 - 15

PART II. OTHER INFORMATION

 Item 4 - Submission of Matters to a Vote of Security Holders           16

 Item 6 - Exhibits and Reports on Form 8-K                              17

 Signature                                                              17

                         Part I - Financial Information
                          Item I - Financial Statements
                    THE RAYMOND CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              (unaudited)              (note)
ASSETS                                                          6/30/96               12/31/95
- --------------------------------------------------------------------------------------------------
Manufacturing Current Assets:
        Cash and cash equivalents                                  $9,277,675         $12,341,383
        Accounts receivable, net                                   38,784,069          36,349,825
        Inventories                                                36,324,737          34,645,114
        Recoverable income taxes                                    1,183,169           1,159,325
        Deferred income taxes*                                      5,184,967           5,434,967
        Prepaid expenses and other current assets                   6,711,337           4,326,925
                                                             -------------------------------------
                   Total Manufacturing Current Assets              97,465,954          94,257,539

        Investments in and advances to unconsolidated
                   investees, at equity                            18,311,443          19,165,362

        Property, plant and equipment, at cost                     59,238,139          54,179,355
          Less accumulated depreciation                           (33,857,468)        (31,043,877)
                                                            -------------------------------------
        Net property, plant and equipment                          25,380,671          23,135,478

        Other non-current assets                                    4,180,940           4,226,451
                                                             -------------------------------------
                   Total Manufacturing Assets                     145,339,008         140,784,830
                                                             -------------------------------------

Financial Services:
        Cash and cash equivalents                                      19,330              17,664
        Investment in leases, net                                 118,757,436         106,409,973

        Property, plant and equipment, at cost                        405,888             385,486
          Less accumulated depreciation                              (213,876)           (193,086)
                                                             -------------------------------------
        Net property, plant and equipment                             192,012             192,400

        Rental equipment, at cost                                   4,624,837           4,379,990
          Less accumulated depreciation                            (2,103,530)         (2,145,390)
                                                             -------------------------------------
        Net rental equipment                                        2,521,307           2,234,600

        Other assets                                                  256,799             287,702
                                                             -------------------------------------
                   Total Financial Services Assets                121,746,884         109,142,339
                                                             -------------------------------------

Total Assets                                                     $267,085,892        $249,927,169
                                                             =====================================



*Includes both manufacturing and financial services

Note: The December 31, 1995 balance sheet has been derived from audited financial statements

         The accompanying notes are a part of the financial statements.

                    THE RAYMOND CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 (unaudited)           (note)
LIABILITIES AND SHAREHOLDERS' EQUITY                                               6/30/96            12/31/95
- ---------------------------------------------------------------------------------------------------------------------

Manufacturing Current Liabilities:
        Accounts payable                                                             $11,834,657         $13,656,877
        Accrued liabilities                                                           21,288,594          20,461,499
                                                                             ----------------------------------------
                   Total Manufacturing Current Liabilities                            33,123,251          34,118,376

        Long-term debt                                                                51,260,000          51,260,000
        Deferred income taxes*                                                         4,183,018           3,982,867
        Other liabilities                                                              4,053,361           3,698,839
                                                                            ----------------------------------------
                   Total Manufacturing Liabilities                                    92,619,630          93,060,082
                                                                             ----------------------------------------

Financial Services:
        Income taxes* and accrued expenses                                             2,534,730           3,137,349
        Notes payable - banks                                                         56,062,500          41,537,500
        Notes payable - insurance companies                                            8,000,000          10,858,000
                                                                             ----------------------------------------
                   Total Financial Services Liabilities                               66,597,230          55,532,849
                                                                             ----------------------------------------

SHAREHOLDERS' EQUITY
        Common stock (7,460,157 issued in 1996;
           7,100,044 issued in 1995)                                                  11,190,236          10,650,666
        Capital surplus                                                               29,904,554          23,643,394
        Retained earnings                                                             69,649,596          69,945,200
        Cumulative translation adjustments                                            (2,568,361)         (2,596,653)
        Treasury stock, at cost                                                         (306,993)           (308,369)
                                                                             ----------------------------------------
                   Total Shareholders' Equity                                        107,869,032         101,334,238
                                                                             ----------------------------------------

Total Liabilities and Shareholders' Equity                                          $267,085,892        $249,927,169
                                                                             ========================================




*Includes both manufacturing and financial services


Note: The December 31, 1995 balance sheet has been derived from audited financial statements


         The accompanying notes are a part of the financial statements.

                    THE RAYMOND CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                            3 Month period ended June 30,       6 Month period ended June 30,
                                                                 1996                1995            1996                1995
                                                         ---------------------------------    --------------------------------
REVENUES
        Net sales                                         $63,545,105         $69,437,408     129,412,890        $139,062,914
        Rental revenues                                       311,683             416,971         681,984             903,796
        Lease finance revenues                              2,917,537           2,257,338       5,666,153           4,383,239
        Other income                                        1,023,339             731,806       1,664,449           1,500,115

                                                         ---------------------------------    --------------------------------
                   Total revenues                          67,797,664          72,843,523     137,425,476         145,850,064
                                                         ---------------------------------    --------------------------------

COSTS AND EXPENSES
        Cost of sales                                      50,185,278          53,354,265     102,617,068         107,346,453
        Cost of rentals                                       429,161             428,882         830,541             841,580
        Selling, general and administrative                 8,709,539           9,118,367      16,539,239          18,216,157
        Employees' profit sharing                             759,319           1,016,735       1,590,000           1,941,084
        Interest expense:
          Lease financing                                   1,042,004             677,419       1,995,978           1,254,971
          Other                                               690,676             967,106       1,572,882           1,940,840
        Other expenses                                      1,026,664           1,535,422       2,206,409           3,491,252

                                                         ---------------------------------    --------------------------------
                   Total costs and expenses                62,842,641          67,098,196     127,352,117         135,032,337
                                                         ---------------------------------    --------------------------------

INCOME BEFORE TAXES AND EQUITY IN NET
   EARNINGS OF UNCONSOLIDATED INVESTEES                     4,955,023           5,745,327      10,073,359          10,817,727

Income tax expense                                          1,938,528           2,342,912       3,937,197           4,397,456
                                                         ---------------------------------    --------------------------------

Income before equity in net
   earnings of unconsolidated investees                     3,016,495           3,402,415       6,136,162           6,420,271

Equity in net earnings of unconsolidated investees            293,208              82,590         555,191             139,789


                                                         ---------------------------------    --------------------------------
NET INCOME                                                 $3,309,703          $3,485,005      $6,691,353          $6,560,060
                                                         =================================    ================================


NET INCOME PER SHARE
   Primary                                                      $0.45               $0.50*          $0.90               $0.94*
                                                         =================================    ================================

   Fully Diluted                                                $0.36               $0.38*          $0.73               $0.73*
                                                         =================================    ================================




* Adjusted for the 1996 5% stock dividend

         The accompanying notes are a part of the financial statements.

                    THE RAYMOND CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





6 Month period ended June 30,                                                       1996                1995
                                                                             ----------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                                          $6,691,353          $6,560,060
  Adjustments to reconcile net income to net cash
   used in operating activities:
        Depreciation and amortization                                                  2,689,315           2,229,460
        Provision for losses on accounts receivable
         and investment in leases                                                        315,000             842,000
        Earnings of unconsolidated investees,
         net of dividends                                                               (303,687)           (139,789)
        Foreign currency transaction losses                                              127,931             200,408
        Acquisition of rental equipment                                               (1,293,698)           (768,502)
        Gains on sale of rental equipment                                               (432,782)           (555,575)
        Proceeds from rental equipment sales                                           1,050,729             933,915
        (Gains) losses on sale of property, plant and
         equipment                                                                       (10,476)             54,161
        Other items, net                                                                 531,847            (746,981)
        Change in operating assets and liabilities:
           Increase in accounts receivable                                              (937,652)         (2,347,054)
           Increase in investment in leases                                          (12,452,463)        (12,319,818)
           Increase in inventories and prepaid expenses
             and other current assets                                                 (3,566,292)         (7,320,164)
           (Decrease) increase in accounts payable and accrued
             expenses                                                                 (3,364,072)          4,868,985
                                                                             ----------------------------------------
        Net cash used in operating activities                                        (10,954,947)         (8,508,894)
                                                                             ----------------------------------------




CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of subsidiary, net of cash acquired                                           158,236                 ---
  Additions to property, plant and equipment                                          (3,143,047)         (3,627,848)
  Proceeds received from sales of property,
    plant and equipment                                                                   21,255              16,369
  Decrease in investment in and advances to
    unconsolidated investees                                                            (624,767)         (3,647,390)
                                                                             ----------------------------------------
    Net cash used in investing activities                                             (3,588,323)         (7,258,869)
                                                                             ----------------------------------------



         The accompanying notes are a part of the financial statements.

                    THE RAYMOND CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





6 Month period ended June 30,                                                       1996                1995
                                                                             ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings under line of
   credit agreements                                                                 $ 9,000,000         $ 3,000,000
  Proceeds from issuance of long-term debt                                            10,000,000          16,000,000
  Repayment of long-term debt                                                         (7,333,000)         (4,332,000)
  Cash dividends paid                                                                   (185,936)                ---
  Capital stock transactions, net                                                          1,085               3,040
                                                                             ----------------------------------------
        Net cash provided by financing activities                                     11,482,149          14,671,040

  Effect of foreign currency rate fluctuations on
   cash and cash equivalents                                                                (921)             38,309
                                                                             ----------------------------------------
  Decrease in cash and cash equivalents                                               (3,062,042)         (1,058,414)
  Cash and cash equivalents at January 1,                                             12,359,047           5,423,463
                                                                             ----------------------------------------
  Cash and cash equivalents at June 30,                                              $ 9,297,005         $ 4,365,049
                                                                             ========================================





SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


  Cash paid during the year for:
        Income taxes                                                                  $4,181,358          $7,441,784
        Interest                                                                       3,633,586           3,080,781


  Noncash activities:
        Property acquired in exchange for retirement
          of mortgage receivable                                                             ---          $1,500,000



         The accompanying notes are a part of the financial statements.

                    THE RAYMOND CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



 1.     Basis of Presentation

        The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the Company's financial statements and notes thereto in its 1995 Annual Report to Shareholders which is incorporated by reference in its entirety on Form 10-K for the year ended December 31, 1995. The accompanying financial statements have not been examined by independent accountants, but in the opinion of management such financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to summarize fairly the Company's financial position at June 30, 1996 and results of operations for the six month period then ended. The results of operations for the interim period presented may not be indicative of the results that may be expected for the year.



 2.     Inventories

        The composition of inventories was:

                                                  6/30/96            12/31/95
                                            ------------------------------------


                   Raw materials                $17,760,465         $18,094,704
                   Work in process               13,577,716          14,804,024
                   Finished goods                 4,986,556           1,746,386

                                            ------------------------------------
                                                $36,324,737         $34,645,114
                                            ====================================




 3.     Stock Dividend

        On March 2, 1996, the Board of Directors declared an irregular five percent stock dividend on the Company's outstanding common stock. On April 12, 1996, shareholders of record as of March 29, 1996 received one additional share of stock for each twenty shares held. Earnings per share and weighted average shares outstanding for 1995 have been restated to reflect the five percent stock dividend.

                    THE RAYMOND CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



 4.     Long-Term Debt

        During the second quarter ended June 30, 1996, Raymond Leasing Corporation borrowed $5.0 million for a five year term at 7.31% and $5.0 million for a five year term at 7.58% under existing revolving and term loan agreements.

 5.     Contingencies

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

                         Part I - Financial Information
           Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations






A summary of the period changes in the principal items included in the consolidated statements of income is shown below: (in thousands)



                                                           Changes from                             Changes from
                                                  3 Month period ended June 30, 1995       6 Month period ended June 30, 1995
                                                                to                                       to
                                                  3 Month period ended June 30, 1996       6 Month period ended June 30, 1996

                                                      AMOUNT                   %                AMOUNT                   %
                                                     ----------------------------              ----------------------------


                                                     ----------------------------              ----------------------------
TOTAL REVENUES                                       ($5,046)                 -7%              ($8,425)                 -6%
                                                     ----------------------------              ----------------------------


COSTS AND EXPENSES:
           Cost of sales and rentals                  (3,169)                 -6%               (4,740)                 -4%
           Selling, general and administrative          (409)                 -4%               (1,677)                 -9%
           Employees' profit sharing                    (257)                -25%                 (351)                -18%
           Interest expense                               88                   5%                  373                  12%
           Other expenses, net                          (509)                -33%               (1,286)                -37%

                                                     ----------------------------              ----------------------------
                Total costs and expenses              (4,256)                 -6%               (7,681)                 -6%
                                                     ----------------------------              ----------------------------

INCOME BEFORE TAXES AND EQUITY IN NET
   EARNINGS OF UNCONSOLIDATED INVESTEES                 (790)                -14%                 (744)                 -7%

PROVISION FOR INCOME TAXES                              (404)                -17%                 (460)                -10%
                                                     ----------------------------              ----------------------------
INCOME BEFORE EQUITY IN NET EARNINGS
   OF UNCONSOLIDATED INVESTEES                          (386)                -11%                 (284)                 -4%

EQUITY IN NET EARNINGS OF
   UNCONSOLIDATED INVESTEES                              211                 255%                  415                 297%

                                                     ============================              ============================
NET INCOME                                             ($175)                 -5%                 $131                   2%
                                                     ============================              ============================


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    THE RAYMOND CORPORATION AND SUBSIDIARIES

            Three Months and Six Months ended June 30, 1996 compared
             to the Three Months and Six Months ended June 30, 1995

Revenues

Total revenues for the three months ended June 30, 1996 decreased by approximately $5.0 million or 6.9% to $67.8 million from $72.8 million for the three months ended June 30, 1995.

Total revenues for the six months ended June 30, 1996 decreased by approximately $8.4 million or 5.8% to $137.4 million from $145.8 million for the six months ended June 30, 1995.

Total revenues have declined from the record levels achieved in 1995 due to a reduction in the equipment backlog (unfilled new equipment orders) at the beginning of 1996 versus the record backlog level at the beginning of 1995. In addition, the North American lift truck market in 1996 is not as large as the record years of 1994 and 1995. Current quarter results were impacted by a customer requested delayed shipment of $2.9 million, which was subsequently shipped in the first week of July. Increased lease finance revenues realized as a result of the growth of the lease portfolio have partially offset the decline in net sales.

Although the record order levels have not been sustained by the industry, Raymond's sales and order entry rate remain strong as evidenced by the receipt of record new equipment orders of approximately $74.1 million and $135.5 million in the three and six months ended June 30, 1996, respectively. New equipment orders received for the three and six months ended June 30, 1995 were approximately $63.5 million and $128.4 million, respectively.

Net income as a percentage of total revenues increased from 4.8% and 4.5% for the three and six month periods ended June 30, 1995, respectively, to 4.9% for both the three and six month periods ended June 30, 1996.

Cost of Sales

For the second quarter of 1996, cost of sales as a percentage of net sales was 79.0% as compared to 76.8% for the second quarter of 1995. Costs of sales as a percentage of net sales was 79.3% for the first six months of 1996 and 77.2% for the comparable 1995 period.

The cost of sales percentage is affected by the volume produced for Original Equipment Manufacturer ("O.E.M.") customers. Offsetting the percentage impact on cost of goods sold is the benefit received from attaining these additional sales without incurring additional marketing and distribution expenses.

Efforts to continue to reduce manufacturing costs through research and development activities and improved manufacturing processes were temporarily offset by additional costs and short-term manufacturing inefficiencies incurred in connection with the relocation of existing manufacturing equipment and the installation of new manufacturing equipment at the Greene, New York facility. This factory modernization project is on schedule and is expected to be completed in the fourth quarter of 1996.

Selling, General and Administrative Expenses

For the second quarter of 1996, selling, general and administrative expenses were $8.7 million or 12.8% of total revenues as compared to $9.1 million or 12.5% of total revenues in the second quarter of 1995. Selling, general and administrative expenses were $16.5 million or 12.0% of total revenues for the first six months of 1996 and $18.2 million or 12.5% of total revenues for the first six months of 1995.

The dollar decrease in both periods reflects reduced benefit accruals, including stock appreciation rights. In addition, certain costs incurred in the first quarter of 1995 related to the Company's biannual International Sales Meeting and the launch of the Dockstocker(TM) product line were not repeated.

Interest Expense

Lease financing operations are conducted through Raymond Leasing Corporation, a wholly-owned subsidiary of the Company. Lease finance interest expense is reported net of charges on intercompany borrowings and was approximately $1.0 million in the quarter ended June 30, 1996 as compared to $0.7 million in the comparable quarter in 1995. For the six month period ended June 30, 1996, lease financing interest expense was approximately $2.0 million versus $1.3 million reported through June 30, 1995. The increase in lease finance interest expense reflects the fact that the majority of the growth in the lease portfolio has been financed with funds from external borrowings. It is expected that lease financing interest expense will continue to fluctuate with the volume of outstanding leases and the lease income they produce.

Other interest expense incurred by the manufacturing divisions was approximately $0.7 million and $1.6 million for the three and six month periods ended June 30, 1996, respectively, versus $1.0 million and $1.9 million for the comparable 1995 periods, respectively. Other interest expense consists primarily of interest on the Company's convertible subordinated debentures. The noted decrease in other interest expense is primarily the result of the conversion of $6.2 million of these debentures into equity in the third quarter of 1995. In addition, other interest expense in the second quarter of 1996 reflects a portion of the interest subsidy grant received from New York State in connection with the factory modernization project at the Greene, New York facility.

Other Expenses

Other expenses were approximately $1.0 and $1.5 million, or 1.5% and 2.1% of total revenues, for the quarters ended June 30, 1996 and 1995, respectively. For the six months of 1996, other expenses were $2.2 million or 1.6% of total revenues as compared to $3.5 million or 2.4% of total revenues for the first six months of 1995.

The primary components of other expenses are cash discounts allowed to Dealers for the timely payment of invoices and the provision for losses on accounts and leases receivable. The decrease in the provision for losses on accounts and leases receivable is the main component of both the dollar and percentage decreases in 1996. In addition, certain costs incurred in connection with foreign currency transactions were at a higher level in 1995.

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

The equity in earnings of unconsolidated investees increased from approximately $0.1 million for both the three and six month periods ended June 30, 1995 to $0.3 million and $0.6 million in the comparable periods of 1996, respectively. The increase in the earnings of unconsolidated investees was attributable to the improved financial performance of Johnston and several U. S. Dealerships.

Stock Dividend

On March 2, 1996, the Board of Directors declared an irregular 5% stock dividend on the Company's outstanding common stock. On April 12, 1996, shareholders of record as of

March 29, 1996 received one additional share of stock for each twenty shares held. Earnings per share and weighted average shares outstanding for 1995 have been adjusted to reflect the 5% stock dividend.

Liquidity and Sources of Capital

The Company's manufacturing working capital at June 30, 1996 was $64.3 million and its ratio of manufacturing current assets to manufacturing current liabilities was 2.9 to 1. At June 30, 1996, the Company and Raymond Leasing Corporation, its wholly-owned leasing subsidiary, had unused lines of credit aggregating $29.2 million, of which $10.5 million may be converted into long-term debt at the option of the Company and/or Raymond Leasing Corporation. These credit facilities will enable the Company to continue to fund its growth strategy, including the Greene factory modernization project, and enable Raymond Leasing Corporation to obtain the external funds necessary to fund the growth of the lease portfolio and to repay intercompany borrowings with The Raymond Corporation as the manufacturing divisions require additional funds.

For the six months ended June 30, 1996, approximately $11.0 million was used to fund operating activities compared to $8.5 million in the comparable 1995 period. The cash generated from earnings was primarily used to fund the growth in the lease portfolio and the increase in other working capital components.

Cash used in investing activities decreased approximately $3.7 million for the first six months of 1996 compared to the first six months of 1995. This decrease was primarily due to the additional investments in the Company's Dealer Network that were made in the first six months of 1995.

Cash flows from financing activities primarily reflect the external borrowings and related debt repayments made by Raymond Leasing Corporation to fund a portion of the continued growth of the lease portfolio and repay intercompany borrowings.

On April 8, 1996, the Board of Directors reinstated a regular quarterly cash dividend of 2 1/2 cents on the Company's outstanding shares of common stock. Payment of the second quarter dividend was made on June 28, 1996 to shareholders of record on June 14, 1996. On August 7, 1996, the Board of Directors declared that shareholders of record on September 13, 1996 will be paid the third quarter's 2 1/2 cents per share regular quarterly cash dividend on September 27, 1996.

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

Outlook

New equipment orders for the first six months of 1996 were a record $135.5 million which represents a 5.6% increase from the $128.4 million reported in the first six months of 1995.

Equipment backlog was $71.8 million at June 30, 1996, up $4.4 million or 6.5% from the $67.4 million reported at this time last year and up $6.2 million from the $65.6 million reported at December 31, 1995. The Company expects that the overall domestic market will continue to be good in 1996, though it is not expected to be as strong as the record levels attained in 1994 and 1995. The Company will continue to seek growth from new products serving new markets, enhanced distribution through the Dealer Network, increased participation in domestic and international markets through distribution and O.E.M. supply agreements and improvements in the manufacturing processes. In the second quarter of 1996, the Company entered into an additional O.E.M. agreement. Under the terms of this agreement, Raymond will manufacture Class II orderpickers and reach trucks for distribution within North America by year-end 1997.

The Company's estimated $12 million modernization project at its Greene, New York facility which encompasses production equipment, manufacturing processes and management information systems is on schedule and is expected to be completed in the fourth quarter of 1996. This factory modernization project will significantly upgrade the technology of the plant and also increase its efficiency. The remaining expenditures will be funded by a combination of internally generated resources and existing credit facilities. In addition, the Company is receiving assistance from New York State and local governments in the form of grants for employee training, a sales tax exemption program and an interest subsidy grant.

                            Part II - Other Information



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

     A) An Annual Meeting of Shareholders of The Raymond Corporation was held on Saturday, May 4, 1996.

     B) In the case of each individual nominee named below, authority to vote was withheld with respect to the number of shares shown opposite their name in Column 1, and each nominee received the number of votes set opposite their name in Column 2 for election as director of the Corporation.

                                                                                        Column 1               Column 2
        Name of Nominee                                                       Authority Withheld    Number of Votes for
        ---------------                                                       -------------------   -------------------
        James J. Malvaso                                                                  31,171           6,643,915
        Michael R. Porter                                                                 33,057           6,642,029
        George G. Raymond, Jr.                                                            31,471           6,643,615
        Dr. M. Richard Rose                                                               33,035           6,642,051

The resolution to approve the appointment of Ernst & Young LLP as auditors for the fiscal year ending December 31, 1996 was approved by the following vote:

                                            FOR -           6,655,039
                                        AGAINST -              12,269
                                        ABSTAIN -               7,778

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

     A)     Exhibits.

                 1) 11 - Earnings Per Share Computation

                 2) 27 - Financial Data Schedule

     B)     Reports on Form 8-K.

            There were no reports on Form 8-K filed for the three months ended June 30, 1996.








                                    Signature


Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          THE RAYMOND CORPORATION

Date:   August 14, 1996                   by: /s/ William B. Lynn
                                              ---------------------------
                                                William B. Lynn
                                            Executive Vice President
                                          (Principal Financial Officer)