Form 10-Q
period 1996-09-30
RAYMOND CORP
filed 1996-11-13
CIK 82231

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       ----------------------------------


                                    FORM-10Q

(MARK ONE)
X   -  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
       QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 OR

     - TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
       TRANSITION PERIOD FROM ________ TO _________


Commission File Number   0-2129
                      ------------



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






     ----------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sectons 13 or 15(d) of the Securites Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X___ No____


     The number of shares of common stock outstanding as of October 31, 1996 was 7,438,432.

                             THE RAYMOND CORPORATION


                                INDEX to FORM-10Q


                                                                                   Page
                                                                                   ----
PART  I.    FINANCIAL INFORMATION

    Item 1 - Financial Statements

              Condensed Consolidated Balance Sheets - September 30, 1996
                and December 31, 1995                                              3 - 4

              Condensed Consolidated Statements of Income - Quarters
                and Nine Month Periods ended September 30, 1996 and
                September 30, 1995                                                   5

              Condensed Consolidated Statements of Cash Flows - Nine Month
                Periods ended September 30, 1996 and September 30, 1995.           6 - 7

              Notes to Condensed Consolidated Financial Statements                 8 - 9

    Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                 10 - 15

PART II.    OTHER INFORMATION

    Item 5 - Other Information                                                      16

    Item 6 - Exhibits and Reports on Form 8-K                                       16

    Signature                                                                       16

                         Part I - Financial Information
                          Item I - Financial Statements
THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    (Unaudited)              (Note)
Assets                                                                9/30/96               12/31/95
---------------------------------------------------------------------------------------------------------
Manufacturing Current Assets
        Cash and cash equivalents                                 $  10,776,889             $  12,341,383
        Accounts receivable, net                                     39,520,748                36,349,825
        Inventories                                                  35,083,562                34,645,114
        Recoverable income taxes                                      1,171,368                 1,159,325
        Deferred income taxes*                                        5,120,467                 5,434,967
        Prepaid expenses and other current assets                     8,564,815                 4,326,925
                                                                  ---------------------------------------

                    Total Manufacturing Current Assets              100,237,849                94,257,539

        Investments in and advances to unconsolidated
                    investees, at equity                             20,198,356                19,165,362

        Property, plant and equipment, at cost                       59,710,796                54,179,355
          Less accumulated depreciation                             (34,787,477)              (31,043,877)
                                                                  ---------------------------------------
        Net property, plant and equipment                            24,923,319                23,135,478

        Other non-current assets                                      4,380,106                 4,226,451
                                                                  ---------------------------------------

                    Total Manufacturing Assets                      149,739,630               140,784,830
                                                                  ---------------------------------------
Financial Services
        Cash and cash equivalents                                        15,982                    17,664
        Investment in leases, net                                   125,979,634               106,409,973

        Property, plant and equipment, at cost                          411,122                   385,486
          Less accumulated depreciation                                (223,474)                 (193,086)
                                                                  ---------------------------------------

        Net property, plant and equipment                               187,648                   192,400

        Rental equipment, at cost                                     4,480,880                 4,379,990
          Less accumulated depreciation                              (2,112,488)               (2,145,390)
                                                                  ---------------------------------------
        Net rental equipment                                          2,368,392                 2,234,600

        Other assets                                                    234,587                   287,702
                                                                  ---------------------------------------

                    Total Financial Services Assets                 128,786,243               109,142,339
                                                                  ---------------------------------------

Total Assets                                                      $ 278,525,873             $ 249,927,169
                                                                  =======================================

*Includes both manufacturing and financial services

Note: The December 31, 1995 balance sheet has been derived from audited financial statements

The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         (Unaudited)               (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY                                       9/30/96                12/31/95
--------------------------------------------------------------------------------------------------------------
Manufacturing Current Liabilities
        Accounts payable                                               $  13,711,937             $  13,656,877
        Accrued liabilities                                               24,562,060                20,461,499
                                                                       ---------------------------------------

                    Total Manufacturing Current Liabilities               38,273,997                34,118,376

        Long-term debt                                                    51,240,000                51,260,000
        Deferred income taxes*                                             4,285,759                 3,982,867
        Other liabilities                                                  4,153,864                 3,698,839
                                                                       ---------------------------------------
                    Total Manufacturing Liabilities                       97,953,620                93,060,082
                                                                       ---------------------------------------
Financial Services
        Income taxes* and accrued expenses                                 3,167,114                 3,137,349
        Notes payable - banks                                             57,812,500                41,537,500
        Notes payable - insurance companies                                8,000,000                10,858,000
                                                                       ---------------------------------------
                    Total Financial Services Liabilities                  68,979,614                55,532,849
                                                                       ---------------------------------------
Shareholders' Equity
        Common stock (7,461,401 issued in 1996;
           7,100,444 issued in 1995)                                      11,192,102                10,650,666
        Capital surplus                                                   29,922,211                23,643,394
        Retained earnings                                                 73,291,433                69,945,200
        Cumulative translation adjustments                                (2,506,114)               (2,596,653)
        Treasury stock, at cost                                             (306,993)                 (308,369)
                                                                       ---------------------------------------

                    Total Shareholders' Equity                           111,592,639               101,334,238
                                                                       ---------------------------------------

Total Liabilities and Shareholders' Equity                             $ 278,525,873             $ 249,927,169
                                                                       =======================================



*Includes both manufacturing and financial services


Note: The December 31, 1995 balance sheet has been derived from audited financial statements


The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                             3 Month period ended             9 Month period ended
                                                                 September 30,                     September 30,
                                                            1996             1995              1996             1995
                                                        ----------------------------      -------------------------------
REVENUES
        Net sales                                       $71,679,069      $65,418,877       $201,091,959      $204,481,791
        Rental revenues                                     377,518          456,939          1,059,502         1,360,735
        Lease finance revenues                            3,057,855        2,470,979          8,724,008         6,854,218
        Other income                                        640,798          611,813          2,305,247         2,111,928
                                                        -----------------------------      -------------------------------

                    Total Revenues                       75,755,240       68,958,608        213,180,716       214,808,672
                                                        -----------------------------      -------------------------------

COSTS AND EXPENSES
        Cost of sales                                    56,528,512       51,893,995        159,145,580       159,240,448
        Cost of rentals                                     454,487          384,136          1,285,028         1,225,716
        Selling, general and administrative               9,151,755        7,637,507         25,690,994        25,853,664
        Employees' profit sharing                           994,513          926,769          2,584,513         2,867,853
        Interest expense:
          Lease financing                                 1,199,330          833,194          3,195,308         2,088,165
          Other                                             723,505          902,627          2,296,387         2,843,467
        Other expenses                                    1,073,302        1,768,509          3,279,711         5,259,761
                                                        -----------------------------      -------------------------------

                    Total Costs and Expenses             70,125,404       64,346,737        197,477,521       199,379,074
                                                        -----------------------------      -------------------------------

INCOME BEFORE TAXES AND EQUITY IN NET
   EARNINGS OF UNCONSOLIDATED INVESTEES                   5,629,836        4,611,871         15,703,195        15,429,598

Income tax expense                                        2,193,127        1,708,761          6,130,324         6,106,217
                                                        -----------------------------      -------------------------------

Income before equity in net
   earnings of unconsolidated investees                   3,436,709        2,903,110          9,572,871         9,323,381

Equity in net earnings of unconsolidated investees          391,094           98,438            946,285           238,227
                                                        -----------------------------      -------------------------------


NET INCOME                                               $3,827,803       $3,001,548        $10,519,156        $9,561,608
                                                        =============================      ===============================


NET INCOME PER SHARE:

        Primary                                               $0.51            $0.41*             $1.41             $1.35*
                                                        =============================      ===============================


        Fully Diluted                                         $0.41            $0.33*             $1.14             $1.06*
                                                        =============================      ===============================

*  Adjusted for the 1996 5% stock dividend

The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (UNAUDITED)

9 Month period ended September 30,                                         1996               1995
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES


  Net income                                                            $10,519,156          $9,561,608

  Adjustments to reconcile net income to net cash
  used in operating activities:
        Depreciation and amortization                                     4,179,612           3,567,898
        Provision for losses on accounts receivable
           and investment in leases                                         510,000           1,083,000
        Earnings of unconsolidated investees,
           net of dividends                                                (694,781)           (238,227)
        Foreign currency transaction losses                                 131,886             352,889
        Acquisition of rental equipment                                  (1,888,834)         (1,051,121)
        Gains on sale of rental equipment                                  (441,216)           (689,324)
        Proceeds from rental equipment sales                              1,607,179           1,146,670
        (Gains) Losses on sale of property, plant and equipment            (249,082)             46,898
        Other items, net                                                    928,142            (424,440)
        Changes in operating assets and liabilities:
           Increase in accounts receivable                               (1,776,813)        (11,263,646)
           Increase in investment in leases                             (19,764,661)        (16,136,743)
           Increase in inventories, prepaid expenses
             and other current assets                                    (4,194,925)         (6,118,597)
           Increase in accounts payable and
             accrued expenses                                             2,737,148          10,479,632
                                                                        --------------------------------

        Net cash used in operating activities                            (8,397,189)         (9,683,503)
                                                                        --------------------------------




CASH FLOWS FROM INVESTING ACTIVITIES


  Purchase of subsidiary, net of cash acquired                              158,236                 ---
  Additions to property, plant and equipment                             (5,227,340)         (5,397,521)
  Proceeds received from sales of property,
     plant and equipment                                                    945,125              28,528
  Investment in and advances to
     unconsolidated investees                                            (2,108,019)         (3,595,111)
                                                                        --------------------------------

        Net cash used in investing activities                            (6,231,998)         (8,964,104)
                                                                        --------------------------------



The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (UNAUDITED)


9 Month period ended September 30,                                   1996               1995
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES


  Net borrowings (repayments) under line of
     credit agreements                                              9,500,000          (1,000,000)
  Proceeds from issuance of long-term debt                         16,750,000          26,000,000
  Repayment of long-term debt                                     (12,833,000)         (5,144,500)
  Cash dividends paid                                                (371,902)                 --
  Capital stock transactions, net                                         608             101,579
                                                                  --------------------------------

        Net cash provided by financing activities                  13,045,706          19,957,079
                                                                  --------------------------------

  Effect of foreign currency rate fluctuations
     on cash and cash equivalents                                      17,305             174,846
                                                                  --------------------------------

  (Decrease) Increase in cash and cash equivalents                 (1,566,176)          1,484,318

  Cash and cash equivalents at January 1,                          12,359,047           5,423,463
                                                                  --------------------------------

  Cash and cash equivalents at September 30,                      $10,792,871          $6,907,781
                                                                  ================================







SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the year for:
        Income taxes, net of refunds                               $5,326,634          $8,100,197
        Interest                                                   $5,331,522          $3,884,088

  Noncash activities:
        Property acquired in exchange for retirement
           of mortgage receivable                                          --          $1,500,000
        Common stock issued for conversion
           of debentures                                              $20,000          $6,240,000






The accompanying notes are a part of the financial statements.

                    THE RAYMOND CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)






1.      Basis of Presentation

        The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the Company's financial statements and notes thereto in its 1995 Annual Report to Shareholders which is incorporated by reference in its entirety on Form 10-K for the year ended December 31, 1995. The accompanying financial statements have not been examined by independent accountants, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position at September 30, 1996 and results of operations for the three and nine month periods then ended. The results of operations for the interim periods presented may not be indicative of the results that may be expected for the year.




2.      Inventories

        The composition of inventories was:

                                         9/30/96      12/31/95
                                       -------------------------
                Raw materials          $17,695,058   $18,094,704
                Work in process         14,470,466    14,804,024
                Finished goods           2,918,038     1,746,386
                                       -------------------------
                                       $35,083,562   $34,645,114
                                       =========================



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

                    THE RAYMOND CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)






 4.     Long-Term Debt

        On August 30, 1996, the Company and Raymond Leasing Corporation entered into a new Revolving Credit and Term Loan Agreement which made available an additional $10.0 million. This committed facility provides for working capital lines of credit through June 30, 1998 which can be converted at the Company's option into three, four or five year term loans. Also in 1996, an additional $5.0 million was made available to Raymond Leasing Corporation under an existing line of credit arrangement.

        In the nine months ended September 30, 1996, Raymond Leasing Corporation borrowed a total of $16.8 million under three separate five year term loans to fund the growth of the lease portfolio. Interest rates on these borrowings range from 7.05% to 7.58%.




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

Part I - Financial Information
Item 2 - Management Discussion and Analysis of Financial
         Condition and Results of Operations





A summary of the period changes in the principal items included in the consolidated statements of income is shown below (in thousands):

                                                         Changes from                  Changes from
                                                     3 Month period ended         9 Month  period ended
                                                     September 30, 1995 to         September 30, 1995 to
                                                      September 30, 1996             September 30, 1996

                                                        AMOUNT         %               AMOUNT        %
                                                     -----------------------     ------------------------
TOTAL REVENUES                                          $6,797        10%             ($1,628)      -1%
                                                     -----------------------     ------------------------
COSTS AND EXPENSES
        Cost of sales and rentals                        4,705         9%                 (36)       0%
        Selling, general and administrative              1,514        20%                (163)      -1%
        Employees' profit sharing                           68         7%                (283)     -10%
        Interest expense                                   187        11%                 560       11%
        Other expenses, net                               (695)      -39%              (1,980)     -38%
                                                     -----------------------     ------------------------
                Total Costs and Expenses                 5,779         9%              (1,902)      -1%
                                                     -----------------------     ------------------------
INCOME BEFORE TAXES AND EQUITY IN NET
   EARNINGS OF UNCONSOLIDATED INVESTEES                  1,018        22%                 274        2%

Income tax expense                                         484        28%                  24        0%
                                                     -----------------------     ------------------------
Income before equity in net
   earnings of unconsolidated investees                    534        18%                 250        3%

Equity in net earnings of unconsolidated investees         293       298%                 708      297%
                                                     -----------------------     ------------------------

NET INCOME                                              $  827        28%              $  958       10%
                                                     =======================     ========================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE RAYMOND CORPORATION AND SUBSIDIARIES

Three Months and Nine Months ended September 30, 1996 compared to the Three Months and Nine Months ended September 30, 1995

Revenues

Total revenues for the three months ended September 30, 1996 increased by approximately $6.8 million or 9.9% to $75.8 million from $69.0 million for the three months ended September 30, 1995.

Total revenues for the nine months ended September 30, 1996 decreased by approximately $1.6 million or 0.8% to $213.2 million from $214.8 million for the nine months ended September 30, 1995.

Total revenues of $75.8 million for the third quarter ended September 30, 1996 represent a third quarter record which was primarily attributed to equipment backlog (unfilled new equipment orders) being $4.3 million greater at the beginning of 1996's third quarter as compared to the third quarter of 1995. Total revenues for the nine months ended September 30, 1996 have declined from the record levels achieved in 1995 due to a reduction in the equipment backlog at the beginning of 1996 versus the record backlog level at the beginning of 1995. In addition, although the North American lift truck market remains strong in 1996, it is not as large as the record years of 1994 and 1995. Increased lease finance revenues realized as a result of the growth of the lease portfolio have partially offset the decline in year to date net sales.

Cost of Sales

For the third quarter of 1996, cost of sales as a percentage of net sales was 78.9% as compared to 79.3% for the third quarter of 1995. Costs of sales as a percentage of net sales was 79.1% for the first nine months of 1996 and 77.9% for the comparable 1995 period.

Efforts to continue to reduce manufacturing costs through improved manufacturing processes and research and development activities have been temporarily offset by additional costs and short-term manufacturing inefficiencies incurred in connection with the relocation of existing manufacturing equipment and the installation of new manufacturing equipment at the Greene, New York facility. This factory modernization project is on schedule and will be completed in the fourth quarter of 1996.

The cost of sales percentage is affected by the volume produced for Original Equipment Manufacturer ("O.E.M.") customers. Offsetting the percentage impact on cost of goods sold is the benefit received from attaining these additional sales without incurring additional marketing and distribution expenses.

Selling, General and Administrative Expenses

For the third quarter of 1996, selling, general and administrative expenses were $9.2 million or 12.1% of total revenues as compared to $7.6 million or 11.1% of total revenues in the third quarter of 1995. Selling, general and administrative expenses were $25.7 million or 12.1% of total revenues for the first nine months of 1996 and $25.9 million or 12.0% of total revenues for the first nine months of 1995.

The $1.6 million increase in selling, general and administrative expenses in the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 reflects increased costs associated with the Greene, New York factory modernization project including a new business system, product research and development activities and benefit accruals, including stock appreciation rights. Selling, general and administrative expenses for the first nine months of 1996 are comparable to those for the first nine months of 1995 as the increase in selling, general and administrative expenses experienced in the third quarter of 1996 was offset by certain costs incurred in the first quarter of 1995 related to the Company's biannual International Sales Meeting and launch of the Dockstocker(TM) product line which were not repeated in 1996.

Interest Expense

Lease financing operations are conducted through Raymond Leasing Corporation, a wholly-owned subsidiary of the Company. Lease finance interest expense is reported net of charges on intercompany borrowings and was approximately $1.2 million in the quarter ended September 30, 1996 as compared to $0.8 million in the comparable quarter in 1995. For the nine month period ended September 30, 1996, lease financing interest expense was approximately $3.2 million versus $2.1 million reported through September 30, 1995. The increase in lease finance interest expense reflects the fact that the majority of the growth in the lease portfolio has been financed with funds from external borrowings. It is expected that lease financing interest expense will continue to fluctuate with the volume of outstanding leases and the lease finance revenues they produce.

Other interest expense incurred by the manufacturing divisions was approximately $0.7 million in the quarter ended September 30, 1996 as compared to $0.9 million in the quarter ended September 30, 1995. For the nine months ended September 30, 1996, other interest expense was $2.3 million as compared to $2.8 million for the comparable 1995 period. Other interest expense consists primarily of interest on the Company's convertible subordinated debentures. The noted decrease in other interest expense is primarily the result of the conversion of $6.2 million of these debentures into equity in the third quarter of 1995. In addition, other interest expense in the second and third quarters of 1996 reflect a portion of the interest subsidy grant received from New York State in connection with the factory modernization project at the Greene, New York facility.

Other Expenses

Other expenses were approximately $1.1 and $1.8 million, or 1.4% and 2.6% of total revenues, for the quarters ended September 30, 1996 and 1995, respectively. For the first nine months of 1996, other expenses were $3.3 million or 1.5% of total revenues as compared to $5.3 million or 2.4% of total revenues for the first nine months of 1995.

The primary components of other expenses are cash discounts allowed to Dealers for the timely payment of invoices and the provision for losses on accounts and leases receivable. Decreases in the provision for losses on accounts and leases receivable, certain costs incurred in connection with foreign currency transactions and expenses associated with the conversion of $6.2 million of the Company's convertible subordinated debentures into equity in 1995 were the main components of both the dollar and percentage decreases in 1996.

The formula for computing the profit sharing provision is consistent for all periods presented.

Income Tax Expense

During all periods reported, U.S. and foreign income tax provisions were computed using the respective expected annual effective tax rates.

Earnings of Unconsolidated Investees

The Company's primary unconsolidated investee is G.N. Johnston Equipment Co. Ltd. ("Johnston"), which is partially owned by R.H.E. Ltd., a wholly-owned Canadian subsidiary of the Company. Johnston is the exclusive Canadian distributor for all of the Company's products with sales and service outlets in the principal business regions of the Dominion of Canada. Other unconsolidated investees include several Dealerships located throughout the United States.

Equity in earnings of unconsolidated investees was $0.4 million in the quarter ended September 30, 1996 versus $0.1 million in the quarter ended September 30, 1995. Equity in earnings of unconsolidated investees was $0.9 million for the nine months ended September 30, 1996 versus $0.2 million for the comparable period of 1995. The increase in the earnings of unconsolidated investees was primarily attributable to the improved financial performance of several U.S. Dealerships.

(See Part II, Item 5 of this Form 10-Q for additional information.)

Stock Dividend

On March 2, 1996, the Board of Directors declared an irregular 5% stock dividend on the Company's outstanding common stock. On April 12, 1996, shareholders of record as of March 29, 1996 received one additional share of stock for each twenty shares held. Earnings per share and weighted average shares outstanding for 1995 have been adjusted to reflect the 5% stock dividend.

Liquidity and Sources of Capital

The Company's manufacturing working capital at September 30, 1996 was $62.0 million and its ratio of manufacturing current assets to manufacturing current liabilities was 2.6 to 1. At September 30, 1996, the Company and Raymond Leasing Corporation, its wholly-owned leasing subsidiary, had unused lines of credit aggregating $37.1 million, of which $24.0 million may be converted into long-term debt at the option of the Company and/or Raymond Leasing Corporation. These credit facilities will enable the Company to continue to fund its growth strategy, including the Greene factory modernization project, and enable Raymond Leasing Corporation to obtain the external funds necessary to fund the growth of the lease portfolio and to repay intercompany borrowings with The Raymond Corporation as the manufacturing divisions require additional funds.

For the nine months ended September 30, 1996, approximately $8.4 million was used to fund operating activities compared to the $9.7 million used in the comparable 1995 period. The cash generated from earnings was primarily used to fund the growth in the lease portfolio and the increase in other working capital components.

Cash used in investing activities decreased approximately $2.8 million for the first nine months of 1996 compared to the first nine months of 1995. This decrease was primarily due to the additional investments in the Company's Dealer Network that were made in the first nine months of 1995 and proceeds received from the sale of an idle facility in the third quarter of 1996.

Cash flows from financing activities primarily reflect the external borrowings and related debt repayments made by Raymond Leasing Corporation to fund a portion of the continued growth of the lease portfolio.

On April 8, 1996, the Board of Directors reinstated a regular quarterly cash dividend of 2 1/2 cents on the Company's outstanding shares of common stock. Payment of the third quarter dividend was made on September 27, 1996 to shareholders of record on September 13, 1996. On October 10, 1996, the Board of Directors declared that shareholders of record on December 13, 1996 will be paid the regular quarterly cash dividend on December 27, 1996.

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

Outlook

New equipment orders for the first nine months of 1996 were a record $203.6 million which represents a 2.6% increase from the $198.5 million reported in the first nine months of 1995. Improved market share, achieved in part through the efforts of our Dealer development programs and the continued success of our National Accounts program, has enabled the Company to establish this record for new equipment orders in a North American market that remains strong but that is down from the record levels attained in 1994 and 1995.

Equipment backlog was $68.1 million at September 30, 1996, down $4.0 million or 5.5% from the $72.1 million reported at this time last year and up $2.5 million or 3.7% from the $65.6 million reported at December 31, 1995. The Company expects that the overall domestic market will continue to be strong for the remainder of 1996 and expects a record-setting year in the key areas of new equipment orders, shipments and net income. Net income has increased to 4.9% of revenue, up from the 4.5% earned at this time last year.

The Company will continue to seek growth from new products serving new markets, enhanced distribution through the Dealer Network, increased participation in domestic and international markets through distribution and O.E.M. supply agreements, and improvements in the manufacturing processes.

The Company's estimated $12 million modernization project at its Greene, New York facility which encompasses production equipment, manufacturing processes and management information systems is on schedule and will be completed in the fourth quarter of 1996. This factory modernization project will significantly upgrade the technology of the plant and also increase its efficiency. The remaining expenditures will be funded by a combination of internally generated resources and existing credit facilities. In addition, the Company is receiving assistance from New York State and local governments in the form of grants for employee training, a sales tax exemption program and an interest subsidy grant.

                           Part II - Other Information


ITEM 5 - OTHER INFORMATION

        On October 10, 1996, Ross K. Colquhoun, Chairman of the Board and Chief Executive Officer of The Raymond Corporation (the "Company"), sold his shares of common stock of G.N. Johnston Equipment Co. Ltd. ("Johnston") and Associated Material Handling Industries, Inc. ("Associated"), both distributors of the Company's products. The shares were valued in accordance with the terms and conditions set forth in shareholder buy/sell agreements dated July 1, 1968 and August 15, 1980, respectively.

        The Johnston shares, which represent approximately 28% of the total outstanding shares, were acquired by R.H.E. Ltd. ("R.H.E."), a wholly-owned Canadian subsidiary of the Company. R.H.E. had previously owned approximately 47% of the outstanding shares of Johnston. Johnston is the exclusive Canadian distributor for the Company with sales and service outlets in the principal business regions of Canada.

        The Associated shares, which represent approximately 26% of the total outstanding shares, were acquired by the Company. The Company had previously owned approximately 44% of the outstanding shares of Associated. Associated is a U.S. distributor based in Elmhurst, Illinois that serves portions of the Midwest and Pacific Northwest.

        The combined purchase price for the shares of Johnston and Associated was not material to the financial statements of the Company. The operating results of Johnston and Associated will be consolidated with those of the Company starting in the fourth quarter of 1996.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


        A)  Exhibits.

            1) 11 - Earnings Per Share Computation

            2) 27 - Financial Data Schedule

        B)  Reports on Form 8-K.

              There were no reports on Form 8-K filed for the three months ended September 30, 1996.


                                    Signature
                                   ----------

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     THE RAYMOND CORPORATION


Date: November 13, 1996              by: /S/ William B. Lynn
                                     --------------------------------
                                     William B. Lynn
                                     Executive Vice President
                                     (Principal Financial Officer)