Form 10-K
period 1996-12-31
RAYMOND CORP
filed 1997-04-15
CIK 82231

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended December 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

Commission file # 0-2129

                             THE RAYMOND CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                 15-0372290
---------------------------------        ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


20 South Canal Street, Greene, New York                   13778
---------------------------------------------       ----------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (607) 656-2311
                                                    ----------------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None
-------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $1.50 par value per share
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.______

As of March 14, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $255,620,275.

As of March 14, 1997, there were 10,705,623 shares of the registrant's Common Stock, $1.50 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Shareholders Meeting to be held June 2, 1997 are incorporated by reference into Part III.

Exhibit Index is located on pages 30 - 32.

                             THE RAYMOND CORPORATION

                                TABLE OF CONTENTS

                                                                         Page

                                     Part I

Item 1.         Description of Business.................................3 - 10
Item 2.         Properties..............................................11
Item 3.         Legal Proceedings.......................................11
Item 4.         Submission of Matters to a Vote of Security Holders.....12
                Additional Information:  Executive Officers.............13 - 14


                                     Part II

Item 5.         Market for Company's Common Stock and
                Related  Security Holder Matters........................15
Item 6.         Selected Financial Data.................................16 - 17
Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................18 - 27
Item 8.         Financial Statements and Supplementary Data.............28
Item 9.         Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure..................28


                                    Part III

Item 10.        Directors and Executive Officers of the Registrant......28
Item 11.        Executive Compensation..................................28
Item 12.        Security Ownership of Certain Beneficial Owners
                and Management..........................................28
Item 13.        Certain Relationships and Related Transactions..........28


                                     Part IV

Item 14.        Exhibits, Financial Statement Schedules and
                Reports on Form 8-K.....................................29

                Signatures..............................................33

                    THE RAYMOND CORPORATION, GREENE, NEW YORK
                                    Form 10-K

                                     PART I

Item 1.  Business

(a) The Company (as used herein the term "Raymond" refers to The Raymond Corporation alone, and the term "Company" refers to The Raymond Corporation and its subsidiaries, both consolidated and unconsolidated, and direct and indirect) operates predominately in one business segment, that being the design, manufacture, distribution and service of materials handling equipment. Revenues are realized primarily from distribution of the RAYMOND(R) and DOCKSTOCKER(R) product lines through the Company's Dealer Network which is principally located in North America. In addition, the Company has expanded in both the domestic and international markets through distribution and Original Equipment Manufacturer ("O.E.M.") supply agreements.

                Raymond was organized in 1840 as Lyon Iron Works, in Greene, New York, and in 1922 George G. Raymond, Sr. purchased it. Raymond produced its first materials handling product in 1930 under the Lyon Iron Works name. In 1941, Raymond was renamed Lyon-Raymond Corporation, and in 1951, was renamed The Raymond Corporation. Shares were first offered to the public in 1956.

                The major components of the Company's international operations are Raymond Industrial Equipment, Limited, a wholly-owned Canadian manufacturing subsidiary, and G.N. Johnston Equipment Co. Ltd., the exclusive Canadian distributor that is 74% owned by R.H.E. Ltd., a wholly-owned Canadian subsidiary of Raymond. Foreign exchange exposure on international operations is limited primarily to the Canadian dollar and is minimized through the purchase of foreign currency exchange contracts and options.

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

                During 1994, Raymond formed Dockstocker Corporation, a New York corporation, owned by Raymond Sales Corporation, a 100% owned subsidiary of Raymond. Dockstocker Corporation markets and sells stand-up end control counterbalanced forklift trucks featuring flexible dockstance operator configuration designed to maximize loading productivity in the dock environment, as well as its own line of walkie products.

                In 1995, Raymond and MCFA entered into another agreement whereby the Company manufactures and MCFA purchases for resale to end users certain battery powered, electric orderpickers, straddle and reach trucks under the Mitsubishi trademark for distribution in the United States, Canada, Mexico, Central and South America.

                Also in 1995, Raymond and Toyota Industrial Equipment ("T.I.E."), a division of Toyota Motor Sales, U.S.A., Inc., entered into an agreement whereby the Company manufactures electric low lift walkie pallet trucks and service parts for distribution through T.I.E.'s dealer network in the continental United States. In 1996, the agreement was amended to provide T.I.E. with the right to distribute such products and services through its authorized dealers in Mexico, New Zealand and Australia. Raymond and T.I.E. entered into another agreement in 1996 whereby the Company manufactures electric orderpickers, straddle and reach trucks for distribution under the Toyota trademark.

                Raymond initiated a plant modernization plan in 1995 which included a major upgrading of production equipment and processes in its Greene, New York facility. The modernization plan, which cost approximately $12 million of capital expenditures, is in its final stages of completion. The factory modernization project has significantly upgraded the technology of the plant and has also increased its efficiency.

                The Company has equity investments in certain members of its Dealer Network. In 1996, it increased equity investments in Dealerships with principal offices in Illinois, Pennsylvania and Canada. In addition to North America, the Company has Dealers in Central and South America, Australia, New Zealand and Singapore.

                In October 1996, Ross K. Colquhoun, Chairman of the Board and Chief Executive Officer of Raymond sold his shares of common stock of G. N. Johnston Equipment Co. Ltd. ("Johnston") and Associated Material Handling Industries, Inc. ("Associated"), both distributors of the Company's products. The shares were valued in accordance with the terms and conditions set forth in shareholder buy/sell agreements dated July 1, 1968 and August 15, 1980, respectively. The Johnston shares, which represent approximately 28% of the total outstanding shares, were acquired by R.H.E. Ltd. ("R.H.E."), a wholly-owned Canadian subsidiary of Raymond. The Associated shares, which represent approximately 26% of the total outstanding shares, were acquired by Raymond.

                According to the provisions of an Indenture dated December 15, 1993, the Company issued 6 1/2% Convertible Subordinated Debentures due December 15, 2003. In December 1996, the Company announced the redemption of all of its outstanding 6 1/2% Convertible Subordinated Debentures.

(b)             Financial Information about Industry Segments

                See "Note N - Business Segment Information" of the consolidated financial statements included in Item 8 of this Form 10-K Annual Report.

(c)             Narrative Description of Business

         (i)    Principal Products and Services

                The Company's products are marketed principally under the RAYMOND(R) and DOCKSTOCKER(R) trademarks, and fall into the category of unit load and case pick load handling.

                The Company's unit load and case pick load products are operator-controlled machines used to move a load from point A to point B. The unit load and case pick load product line includes orderpickers, walkies, sideloaders, straddle, SWING-REACH(R) trucks, and REACH-FORK(R) trucks for narrow aisle and very narrow aisle operation, and counter- balanced PACER(TM) and DOCKSTOCKER trucks.

                In 1990, a new line of orderpickers with advanced microprocessor control was introduced by the Company. The orderpickers significantly reduce the high costs and time involved to pick orders. Total programmability, through the intellidrive(R) control system, allows truck performance to be tailored to each user's needs to optimize productivity. The intellidrive system utilizes microchip technology developed by the Company and is designed to replace control systems based predominately on hydraulic and mechanical technologies. The intellidrive system enhances the trucks' performance characteristics and productivity and has allowed the Company to reduce manufacturing costs through reduced material and labor expense.

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

                In addition, in 1995 the DOCKSTOCKER(R) stand-up, end-control electric counter-balanced trucks and DOCKSTOCKER walkie product line were introduced. These products feature enhanced technology and ergonomics.

                In 1996, Dockstocker Corporation introduced a Walkie-Reach truck which enables a pedestrian controlled vehicle to lift palletized loads up to 237 inches, as well as an enhanced counterbalanced truck designed to handle attachments.

                Also in 1996, the Company marketed an enhanced EASi REACH-FORK truck with increased lift speed, productivity enhancers and other customized features. The EASi Orderpicker product line was expanded in 1996 to include products for applications up to 366 inches.

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

                The Company presently manufactures lift truck masts for two additional O.E.M. customers.

                The product and service categories of the Company's business segment are shown with percentage of revenues contributed in "Note N - Business Segment Information" of the consolidated financial statements in Item 8 of this Form 10-K Annual Report.

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

                The Company's products vary in capacity, function and load capability and consequently, specifications for a particular order require that many of the components are only made to orders booked. Commonly used parts are manufactured or purchased and stocked to minimize production time. Finished products are normally assembled only to orders booked. Every effort is made to keep inventories low, while meeting competitive delivery commitments.

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

                In 1992, the Company established its National Accounts Program, which offers to certain large customers a single purchasing and financing source for their materials handling equipment and service needs. Delivery, installation and after-sale service are provided by the Company's Dealer Network. The Program focuses on fleet users of lift trucks with facilities in several areas of the country. In 1996, the National Accounts Program consisted of seven customers nationwide.

                In 1996, the Company established the Regional Accounts Program in conjunction with the National Accounts Program. The Program targets existing dealership customers and promotes factory directed assistance for approximately forty high volume regional accounts.

                No single customer (end user) of the Company accounts for 10% or more of the Company's total consolidated revenues. However, at December 31, 1996, lease receivables from one customer represented approximately 16% of the total investment in leases.

     (viii)     Backlog

                As of December 31, 1996, the backlog of orders aggregated approximately $76,386,000 compared with a backlog of approximately $65,640,000 on December 31, 1995. No assurance can be given that the backlog will continue at any particular level. The Company reasonably expects to fill the backlog of orders within the current fiscal year, unless a longer delivery lead time has been requested by the customer. The Company believes that its current backlog can generally be considered firm; no significant cancellations are expected.

     (ix)       Contracts Subject to Termination or Renegotiation

                There is no material portion of the business that is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

     (x)        Competition

                While competitive conditions vary from product to product, all of the Company's products are marketed in the highly competitive manufacturing and warehousing materials handling systems markets. Historically, Raymond's strength has been in providing technology, superior application - specific product performance, service and reliability.

                The Company is a major competitor in all market segments in which it participates, generally competing with other major national and international manufacturers. In addition to these direct competitors, a number of other products compete indirectly for the industrial consumer's materials handling dollars. The Company believes it is the only North American narrow aisle manufacturer which designs and manufactures a highly integrated vehicle control system. This allows the Company to be a leader in developing and applying new control technologies, responding more quickly to user demands and trends, and differentiating its products with respect to key competitive factors such as productivity and ergonomics.

                The Company believes it is the only company offering its comprehensive array of materials handling systems, products and services to the markets it serves.

                Because of the Company's broad product mix, it has no one single competitor but rather various competitors across the unit load and case pick load handling category. In recent years, the Company has introduced a new enhanced line of orderpickers, reach trucks, SWING-REACH(R) trucks, stand-up, end-control electric counterbalanced trucks and walkies which have solidified the Company's position in the unit load and case pick load handling category. Over time, several manufacturers have emerged as key competitors in this category, including U.S.-based Crown Equipment Corporation, Clark Material Handling Company and the Yale Industrial and Hyster subsidiaries of North American Coal Company.


                The Company no longer considers itself a competitor in the automated storage and retrieval market since its business activity is now limited to the manufacture of horizontal carousels for a single O.E.M. customer.

     (xi)       Research and Development

                The cost of the Company's research and development program amounted to $3,269,000 in 1996 compared to $3,601,000 in 1995 and $3,958,000 in 1994. The Company works closely with customers in the development of product application to fulfill a particular materials handling requirement.

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

     (xiii)     Employees

                The Company had 1,700 employees on December 31, 1996.

(d)             Financial Information about Foreign and Domestic Operations and
                Export Sales

                See "Note N - Business Segment Information" of the consolidated financial statements included in Item 8 of this Form 10-K Annual Report.

                (2) The Company has no extraordinary risks attendant to its foreign operations.

Item 2.  Properties

                The Company's corporate headquarters and main manufacturing facility, made of steel and masonry construction, are located in an approximately 70,000 square foot office building and approximately 325,000 square foot adjacent plant in Greene, New York, both of which are owned by the Company. In 1996, the Greene manufacturing facility underwent a $12 million modernization plan which addressed both the manufacturing processes and the information system processes.

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

                The Company currently leases approximately 14,000 square feet of space in Greene, New York for use as a manufacturing and assembly facility.

                The Company also leases approximately 10,301 square feet of space in Greene, New York for use as a training center. The lease, for a five year period, expires December 2000.

                Raymond Leasing Corporation, a 100% owned subsidiary of Raymond, leases approximately 35,600 square feet of space in Dewitt, New York for use as office space, warehousing of rental fleet and repair and maintenance shop.

                All of the Company's properties and machinery are believed to be well maintained and in good condition. With the completion of the modernization plan at the Greene facility, the Company estimates that its production capacity will be adequate for the business anticipated during the next three or four years.

Item 3.  Legal Proceedings

                The Company is currently defending approximately 65 products liability and similar lawsuits involving industrial accidents. Management believes that none of these will individually have a material adverse effect on the Company. Taken as a whole, the damages claimed would have a material adverse effect on the Company but actual costs of judgments, settlements and costs of defense have not had such an effect to date. The Company views these actions, and related expenses of administration, litigation and insurance, as part of the ordinary course of its business. The Company uses a combination of self-insured retention and insurance, paid for in part by its Dealers, to manage these risks and believes that the insurance coverage and reserves established for self-insured risks are adequate. The Company's Dealers contribute to the funding of the Company's products liability program and, in turn, the Company indemnifies the Dealers against products liability expense and manages products liability claims. The Company has a policy of aggressively defending these lawsuits which generally take several years to ultimately resolve.

                The Company is also one of seventeen remaining defendants in a private environmental lawsuit. The five plaintiffs in the case are Cooper Industries, Inc., Keystone Consolidated Industries, Inc., The Monarch Machine Tool Co., Niagara Mohawk Power Corporation and Overhead Door Corporation. Plaintiffs have been ordered by the United States Environmental Protection Agency ("EPA") to perform a Remedial Investigation/Feasibility Study ("RI/FS") with respect to a 20 acre site located in Cortland, New York and remediate the site. Plaintiffs are seeking contribution from each of the defendants. The RI/FS has been completed by the plaintiffs and submitted to the EPA for approval. The plaintiffs expect the EPA to issue a Record of Decision by the second quarter of 1997. The EPA decision will define the scope of the remediation required and is expected to narrow the issues in the private party litigation. Pretrial factual discovery on the plaintiffs' claims against each defendant has been completed. Expert discovery is expected to continue through 1997. The site involved in the litigation was a manufacturing site for many years prior to 1971. From 1971 to 1985, a scrap metal processing operation was conducted at the site. From 1975 to 1982, the owners of the scrap metal processing operation purchased scrap metal from the Company. The plaintiffs have alleged that the scrap metal purchased from the Company was hazardous and/or was coated with certain solvents and/or cutting oils. Plaintiffs have successfully moved for partial summary judgment, on liability only, against two co-defendants who contributed scrap metal to the site.
                Similar motions as to the Company and two other co-defendants are pending. Plaintiffs have the burden of proving the nature and extent of the Company's contribution to the site as well as the burden of proving what portion of the material delivered to the site was "hazardous" as that term is defined in the environmental statutes. The Company is aggressively defending the claim and does not believe it is likely to have a material adverse effect on the Company.

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

Item 4.  Submission of Matters to a Vote of Security Holders

                During the fourth quarter of 1996, no matter was submitted to a vote of security holders.

ADDITIONAL INFORMATION REQUIRED IN PART I:

Executive Officers of the Registrant

                The names, ages and positions of all the Executive Officers of Raymond, as of March 14, 1997, are listed below together with their business experience during the past five years. Officers are elected annually by the Board of Directors. There are no family relationships among these officers or any Director or Executive Officer of Raymond, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was elected. Certain Executive Officers of Raymond are also officers of Raymond's principal subsidiaries.

                Name and Position                    Age       Business Experience
                -----------------                    ---       -------------------
                Ross K. Colquhoun                    66        Appointed Chairman of the
                Chairman of the Board, Chief                   Board and Chief Executive
                Executive Officer and Director                 Officer in 1995 and elected in
                                                               1996; Appointed and
                                                               elected Chief Executive Officer
                                                               prior to 1992; Formerly President
                                                               from 1987-1995.

                James J. Malvaso                     46        Appointed President and Chief
                President, Chief Operating                     Operating Officer in 1995 and
                Officer and Director                           elected in 1996;  Appointed and
                                                               elected Vice President-
                                                               Operations in 1993; Vice
                                                               President of Operations of
                                                               Pfaudler-U.S. Inc.(1990-1993), a
                                                               leading manufacturer of glass-
                                                               lined reactors, pressure vessels
                                                               and accessories with revenues
                                                               in excess of $130 million.

                William B. Lynn                      51        Appointed and elected
                Executive Vice President                       Executive Vice President
                Principal Financial Officer                    in 1994; Formerly Vice
                                                               President-Finance from 1984-
                                                               1994.

                James B. Bennett, III                56        Appointed Vice President-
                Vice President-Sales and                       Sales and Dealer Develop-
                Dealer Development                             ment in 1995 and elected in
                                                               1996; 1994-1996, Vice
                                                               President and General Manager
                                                               of Dockstocker Corporation, a
                                                               wholly-owned subsidiary of
                                                               Raymond Sales Corporation;
                                                               President from 1992-1993, and

(Con't)         James B. Bennett, III                          Vice President from 1983-1992,
                Vice President-Sales and                       of Clark Material Handling,
                Dealer Development                             Company, a manufacturer of
                                                               materials handling equipment.

                James W. Davis                       51        Appointed and elected Vice
                Vice President-Engineering                     President-Engineering
                                                               prior to 1992.

                Jerome R. Dinn                       54        Appointed Vice President-
                Vice President-National Accounts               National Accounts in 1995
                                                               and elected in 1996; Appointed
                                                               and elected Vice President-Sales
                                                               & Quality prior to 1992.

                John F. Everts                       38        Appointed and elected Treasurer
                Treasurer and                                  and Chief Accounting Officer in
                Chief Accounting Officer                       1996; Appointed and elected
                                                               Corporate Controller prior to
                                                               1992.

                Margaret L. Gallagher                49        Appointed and elected Vice
                Vice President-Marketing                       President-Marketing prior to
                                                               1992.

                Patrick J. McManus                   42        Appointed and elected
                President, Raymond Leasing                     President, Raymond Leasing
                Corporation                                    Corporation prior to 1992;
                                                               Raymond Leasing Corporation
                                                               is a wholly-owned leasing
                                                               subsidiary of the Company;
                                                               Treasurer from 1990-1995.

                Paul J. Sternberg                    63        Appointed and elected Vice
                Vice President,                                President in 1992; Appointed
                General Counsel &                              and elected General Counsel
                Secretary                                      and Secretary prior to 1992.


                                     PART II

Item 5.         Market for the Company's Common Stock and Related Security
                Holder Matters


                See "Note P - Quarterly Information (Unaudited)" of the consolidated financial statements included in Item 8 and the discussion on Liquidity and Sources of Capital included in Item 7 of this Form 10-K Annual Report.

                The number of shareholders of record on March 14, 1997 was 2,259.

                In March 1997, the Company announced that it had retained an investment banking firm to assist in evaluating strategic alternatives available to increase shareholder value. In conjunction with this, the Company's Board of Directors adopted a Shareholders Right Plan. The Rights provide protection against coercive or unfair takeover tactics. The Rights Plan is similar to plans adopted by many public companies and should provide a sound and reasonable means of safeguarding the interests of all shareholders should an effort be made to acquire the Company at a price not reflective of its fair value.

Item 6.         Selected Financial Data

Financial Summary: Current and Ten Year
The Raymond Corporation and Subsidiaries

(Dollars in thousands, except per share data)

                Years ended December 31,           1996       1995       1994      1993       1992        1991
-----------------------------------------------------------------------------------------------------------------
Summary of Operations
 Net sales, leasing and rental revenues           $305,490  $282,570   $226,727  $ 169,489    $146,662  $ 138,824
 Other income                                        3,317     2,813      2,820      2,460       2,071      1,871
                                                 ----------------------------------------------------------------
 Total revenues                                    308,807   285,383    229,547    171,949     148,733    140,695
                                                 ----------------------------------------------------------------
 Cost of sales and rentals                         228,964   213,175    170,831    127,911     109,716    109,180
 Expenses                                           49,677    44,722     36,621     31,282      27,586     28,725
 Interest expense:
  Lease financing                                    4,703     2,950      2,192      3,044       3,391      3,590
  Other                                              3,054     3,721      3,950      1,765       1,567      2,032
                                                 ----------------------------------------------------------------
 Total costs and expenses                          286,398   264,568    213,594    164,002     142,260    143,527
                                                 ----------------------------------------------------------------
                                                    22,409    20,815     15,953      7,947       6,473     (2,832)
 Income tax expense (benefit)                        8,282     8,088      6,428      3,202       2,664       (930)
                                                 ----------------------------------------------------------------
 Income (loss) before minority interest and
  equity in earnings of unconsolidated
  investees                                         14,127    12,727      9,525      4,745       3,809     (1,902)
 Minority interest in earnings of subsidiaries         176        --         --         --          --         --
 Net equity earnings--unconsolidated investees       1,068       347        202        262         152        377
                                                 ----------------------------------------------------------------
 Income (loss) from continuing operations           15,019    13,074      9,727      5,007       3,961     (1,525)
 Income (loss) from discontinued operations             --        --         --         --          --         --
                                                 ----------------------------------------------------------------
 Net income (loss)                                $ 15,019  $ 13,074   $  9,727   $  5,007   $   3,961  $  (1,525)
                                                 ================================================================

-----------------------------------------------------------------------------------------------------------------
Statistical Information*
 Per common share:
  Income from continuing operations
  (Primary)                                        $  2.00  $   1.82  $    1.39  $     .72    $    .57   $   (.22)
  Net income (Primary)                                2.00      1.82       1.39        .72         .57       (.22)
  Cash dividends                                      .075        --         --         --          --         --
  Book value                                         15.58     13.63      11.58      10.47        9.98       9.79
Weighted average number of shares
outstanding                                      7,524,097 7,176,862  6,984,319  6,972,923   6,958,098  6,956,381
Cash dividends                                     $   573   $    --  $      --  $      --    $     --   $     --
Order backlog                                       76,386    65,640     78,119     52,297      31,919     31,430
Income from continuing operations
as % of total revenues                                 4.9       4.6        4.2        2.9         2.7       (1.1)
Net income as % of average
  shareholders' equity                                13.1      14.3       12.6        7.0         5.8       (2.2)
-----------------------------------------------------------------------------------------------------------------
Financial Position
  Working capital                                 $ 85,264  $  73,801  $ 58,498  $  82,917   $  49,000   $ 31,259
  Total assets                                     322,938    249,927   204,376    190,749     153,844    152,443
  Long-term obligations                             94,136     84,548    70,546     81,510      47,876     39,128
  Shareholders' equity                             128,672    101,334    81,000     73,053      69,447     68,099

Note: As indicated in Note H to the financial statments, beginning in the fourth quarter of 1996 the operating results of G.N. Johnston Equipment Co. Ltd. (Johnston) and Associated Material Handling Industries, Inc. (Associated) have been consolidated with those of the Company. Prior to the fourth quarter of 1996, the Company accounted for its investments in Johnston and Associated using the equity method.

*Restated for the 1996 5% stock dividend.



                Years ended December 31,          1990      1989       1988      1987     1986
-------------------------------------------------------------------------------------------------
Summary of Operations
Net sales, leasing and rental revenues           $145,525  $163,541  $151,920  $126,011  $124,929
Other income                                        1,823     1,770     1,191       838     1,605
                                                --------------------------------------------------
Total revenues                                    147,348   165,311   153,111   126,849   126,534
                                                --------------------------------------------------
Cost of sales and rentals                         109,953   130,752   121,224    97,180    92,594
Expenses                                           28,930    29,890    26,575    25,018    22,510
Interest expense:
 Lease financing                                    3,792     3,502     3,607     3,431     2,489
 Other                                              2,151     2,651     1,400       411       703
                                                --------------------------------------------------
Total costs and expenses                          144,826   166,795   152,806   126,040   118,296
                                                --------------------------------------------------
                                                    2,522    (1,484)      305       809     8,238
Income tax expense (benefit)                        1,092      (506)     (181)     (624)    3,201
                                                --------------------------------------------------
Income (loss) before minority interest and
 equity in earnings of unconsolidated
 investees                                          1,430      (978)      486     1,433     5,037
Minority interest in earnings of subsidiaries          --        --        --        --        --
Net equity earnings-- unconsolidated investees        503     1,374       943       930       973
                                                --------------------------------------------------
Income (loss) from continuing operations            1,933       396     1,429     2,363     6,010
Income (loss) from discontinued operations             --    (1,616)      282       261       217
                                                --------------------------------------------------
Net income (loss)                                $  1,933  $ (1,220) $  1,711  $  2,624  $  6,227
                                                ==================================================

--------------------------------------------------------------------------------------------------
Statistical Information*
 Per common share:
  Income from continuing operations
  (Primary)                                      $    .28   $   .06  $    .21  $    .34  $    .87
  Net income (Primary)                                .28      (.18)      .25       .38       .90
  Cash dividends                                       --       .30       .41       .41       .41
  Book value                                        10.00      9.71     10.07     10.05      9.96
Weighted average number of shares
  outstanding                                   6,956,196 6,952,765 6,939,045 6,931,489 6,907,711
Cash dividends                                   $     --   $ 2,117  $  2,821  $  2,815  $  2,796
Order backlog                                      29,673    38,442    46,427    42,655    33,157
Income from continuing operations
  as % of total revenues                              1.3        .2        .9       1.9       4.7
Net income as of average
  shareholders' equity                                2.8      (1.8)      2.5       3.8       9.3
---------------------------------------------------------------------------------------------------
Financial Position
  Working capital                                $ 30,535   $27,412  $ 41,268  $ 53,807  $ 46,107
  Total assets                                    153,008   156,672   169,476   156,684   128,129
  Long-term obligations                            35,571    31,913    36,428    39,943    24,462
  Shareholders' equity                             69,530    67,544    69,803    69,616    68,828



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Raymond Corporation and Subsidiaries

Overview

The Raymond Corporation ("Raymond" or the "Company") is based in Greene, New York and operates predominantly in one business segment, that being the design, manufacture, distribution and service of materials handling equipment. Revenues are realized primarily from distribution of the Raymond(R) and Dockstocker(R) product lines through the Company's Dealer Network which is principally located in North America. The Dockstocker product line of electric, stand-up counterbalanced lift trucks was launched in 1995 and is designed for work in loading and shipping dock areas. The Dealer Network is complemented by the Company's National Accounts Program, which offers certain large customers single source coordination of their materials handling needs, and a similar program managed at the regional level. Raymond also has Dealers in Central and South America, Australia, New Zealand and Singapore.

In addition, the Company has expanded in both the domestic and international markets with minimal capital investment through joint venture and Original Equipment Manufacturer (O.E.M.) supply agreements. O.E.M. agreements are in place with Mitsubishi Caterpillar Forklift America Inc. and Toyota Industrial Equipment for distribution in North America and Jungheinrich A.G. for distribution in Europe. Material Handling Associates, Inc. (M.H.A.), which distributes equipment manufactured by Raymond through the Caterpillar distribution network, is the Company's 50% owned joint venture company with Mitsubishi Caterpillar Forklift America Inc.

The assets and liabilities of Raymond Leasing Corporation, a wholly-owned subsidiary which finances Company products and related accessories only in the United States, are classified under the caption "Financial Services" in the consolidated balance sheets. Raymond Leasing Corporation also provides the Dealer Network with short-term rental units and used equipment.

As discussed in Note H - Acquisitions to the consolidated financial statements, the Company acquired controlling interest in G.N. Johnston Equipment Co. Ltd. (Johnston) and Associated Material Handling Industries, Inc. (Associated), both distributors of the Company's products that were previously accounted for as equity investees. Johnston is the exclusive Canadian distributor for the Company with sales and service outlets in the principal business regions of the Dominion of Canada. Associated is a U.S. distributor based in Elmhurst, Illinois that serves portions of the Midwest and Pacific Northwest. The combined purchase price for the acquired shares of Johnston and Associated was approximately $4.5 million. The operating results of Johnston and Associated, net of minority interests, were consolidated with those of the Company starting in the fourth quarter of 1996.

The major components of the Company's international operations are Raymond Industrial Equipment, Ltd., a wholly-owned Canadian manufacturing subsidiary, and Johnston. Foreign exchange exposure on international operations is limited primarily to the Canadian dollar and is minimized through the purchase of foreign currency exchange contracts and foreign exchange options. The impact on the financial statements of the settlement of foreign currency exchange contracts has not been material for the three years ending December 31, 1996. Based on current rates and the relative historical stability of the Canadian dollar, it is also expected that there will be no material adverse impact on operating results from the settlement of those contracts that are outstanding at December 31, 1996. Detailed information pertaining to foreign currency exchange contracts and foreign exchange options is contained in Notes A and F to the consolidated financial statements.

Products produced at the U.S. and Canadian manufacturing facilities are determined by manufacturing process; the U.S. facility produces a wide variety of products, including some custom-made materials handling equipment, while the Canadian facility specializes in high volume models that require minimal customization. The Company distributes its repair and replacement parts from its Distribution Center in Syracuse, New York.

The major revenue categories are shown below:

Percentage of Total Revenues          1996         1995        1994
----------------------------          ----         ----        ----
Narrow and very narrow
   aisle applications                   56%         60%         57%

All other applications                  20%         18%         20%

Repair and replacement parts            16%         16%         17%

Leasing and rentals                      5%          5%          5%

Service                                  2%          -           -

Other                                    1%          1%          1%


Net Sales

In 1996, record net sales were reported for the fourth consecutive year. Net sales of $289.6 million represented an increase of approximately $18.2 million or 6.7% from the previous record set in 1995. Net sales in 1995 were $271.4 million, up approximately $53.6 million or 24.6% from the 1994 level of $217.8 million.

In 1996, the growth in net sales was attributable to the approximate $17.8 million of incremental sales and service revenue recognized as a result of the consolidation of Johnston and Associated in the fourth quarter. The Company was also successful in increasing its market share as well as O.E.M., Dockstocker and National Accounts Program sales in a North American market that remained strong in 1996 but that was down from the record levels attained in 1994 and 1995.

The substantial growth in net sales in 1995 reflected a continuation of trends noted throughout 1994, including the Company's success in expanding its distribution to serve new and different markets. The Company's shipments to its Dealer Network increased as a result of the record backlog (unfilled new equipment orders) at the start of 1995 and the continued success of its new products with the intellidrive(R) controls technology and increased sales efforts at the Dealership level. The successful launch of the new Dockstocker product line, which addressed a market segment not specifically targeted by the Company previously, contributed to the sales growth. Other significant increases were attained through sales to M.H.A. and the increased volume of repair and replacement parts sales.

Rental Revenues

Rental revenues were $3.7, $1.8 and $1.9 million in 1996, 1995 and 1994, respectively. The current year increase is attributable to the rental revenues recognized by Johnston and Associated.


Lease Finance Revenues

Lease finance revenues recognized by Raymond Leasing Corporation and Johnston in 1996 increased approximately $2.8 million or 30.3% to $12.2 million. In 1995, lease finance revenues increased by $2.4 million or 32.9% to $9.4 million as compared to the $7.0 million recognized in 1994. The increased revenues in the current year primarily reflect the record level of leases booked in 1996 which corresponds to the record sales level attained by The Raymond Corporation. In 1996, approximately 31% of the units delivered under the Raymond brand name in the United States were financed through Raymond Leasing Corporation. Johnston's fourth quarter lease finance revenues contributed approximately $0.4 million of the 1996 increase. The growth in 1995 revenues also corresponded to record sales levels attained by the Company.

The net lease portfolio of Raymond Leasing Corporation increased approximately $24.8 million in 1996 to a record level of $131.2 million. At December 31, 1996 lease receivables from one customer represented approximately 16% of the total investment in leases.


Other Income

Other income was $3.3 million in 1996 and $2.8 million in both 1995 and 1994. The primary components of other income during these years were interest income, foreign currency exchange gains, cash discounts taken and license and royalty fees. The increase in 1996 relates to the gain recognized on the sale of an idle facility and increased interest income.

Cost of Sales

Cost of sales as a percentage of net sales was 78.1%, 77.9% and 77.6% in 1996, 1995 and 1994, respectively.

The Company was able to maintain a relatively stable cost of sales percentage in both 1996 and 1995 despite additional costs and short-term inefficiencies incurred in connection with the disposal and relocation of existing manufacturing equipment and the installation of new manufacturing equipment at the Greene, New York facility. This factory modernization project was essentially completed in the fourth quarter of 1996. The Company intends to continue its efforts to reduce manufacturing costs through improved manufacturing processes and research and development activities.

The cost of sales percentage is also impacted by the volume produced for O.E.M. customers. Offsetting the percentage impact on cost of goods sold is the benefit received from attaining these additional sales without incurring additional marketing and distribution expenses.


Cost of Rentals

Cost of rentals, which consist primarily of depreciation and maintenance, was $2.7, $1.7 and $1.8 million in 1996, 1995 and 1994, respectively. The increase in the cost of rentals is directly related to the increased rental revenues. The improved margins in 1996 pertain to the rental operations with end users conducted by Johnston and Associated.


Selling, General and Administrative Expenses

Selling, general and administrative expenses of $41.3, $34.7 and $28.5 million were 13.4%, 12.2% and 12.4% of total revenues in 1996, 1995 and 1994, respectively. The current year increase is primarily attributable to the inclusion of costs associated with the distribution expenses of the Dealers acquired late in 1996. The Company's percentage of selling, general and administrative expenses, excluding Johnston and Associated , is consistent with the 1995 percentage even though additional costs were incurred in connection with the Greene factory modernization project including those associated with the implementation of a new business system.

The dollar level increase in 1995 reflects expenses incurred to support the growth in sales volume including costs to launch the Dockstocker(R) product line and costs for the Company's biannual International Sales Meeting. There were increases in engineering expenditures and compensation and benefit expenses including costs associated with stock appreciation rights. Also, increased costs were incurred in connection with an upgrade of the Company's computer systems. The Company's efforts to contain costs and appropriately focus its resources enabled it to reduce selling, general and administrative costs as a percentage of total revenues in 1995.

Interest Expense

Interest expense related to lease financing is reported net of charges on intercompany borrowings. Lease finance interest expense of $4.7, $3.0 and $2.2 million represented 38.6%, 31.5% and 31.1% of lease finance revenues in 1996, 1995 and 1994, respectively. The increases in interest expense in both 1996 and 1995 reflect the additional external borrowings incurred to finance the growth of the lease portfolio. The percentage increase in 1996 reflects the greater percentage of external borrowings incurred by Raymond Leasing Corporation. It is expected that lease financing interest expense will continue to fluctuate with the volume of outstanding leases.

Other interest expense incurred by the manufacturing and distribution divisions was $3.1, $3.7 and $4.0 million in 1996, 1995 and 1994, respectively. The current year decrease reflects the impact for a full year of the subordinated debentures converted in the third quarter of 1995, the 1996 conversion of $13.2 million of debentures, which occurred primarily in the fourth quarter, and the $0.5 million interest subsidy grant received from New York State in connection with the Greene factory modernization project. The decrease in 1995 was the result of the conversion of $6.2 million of debentures in the third quarter.

Other Expenses

Other expenses were $4.8, $6.2 and $5.2 million, or 1.6%, 2.2% and 2.3% of total revenues in 1996, 1995 and 1994, respectively. The principal components of other expenses are cash discounts paid to Dealers for the timely payment of invoices and the provision for losses on accounts receivable and investment in leases. Decreases in the provision for losses on accounts and leases receivable and certain costs incurred in connection with foreign currency transactions were the main components of both the dollar and percentage decreases in 1996.

The formulas for computing the profit sharing provisions are consistent for all periods presented.

Income Tax Expense

The provision for federal, state and foreign income taxes represented a combined effective tax rate of 37.0%, 38.9% and 40.3% in 1996, 1995 and 1994, respectively. The tax rates on foreign subsidiaries and state income taxes accounted for the majority of the difference in the effective tax rate from the expected U.S. federal statutory rate. Note M to the consolidated financial statements contains further information concerning the provision for income taxes as well as the detail components of the effective tax rate.

Valuation allowances have not been required for reported deferred tax assets and the Company is not aware of any circumstances that would require cash payments to significantly exceed income tax expense during the next three years.

Unconsolidated Investees

Prior to its inclusion in the consolidated financial statements in the fourth quarter of 1996, Johnston was the Company's primary unconsolidated investee. Other unconsolidated investees include several Dealerships located throughout the United States, as well as M.H.A.

The Company's net equity in earnings of unconsolidated investees was $1.1 million in 1996 as compared to $0.3 and $0.2 million in 1995 and 1994, respectively. The increase in 1996 was primarily attributable to the improved financial performance of several U.S. Dealerships, some of whom had experienced losses in prior years. As the presentation of the operating results of Johnston and Associated will change with their inclusion in the consolidated results of the Company for all of 1997 as opposed to just the fourth quarter in 1996, it is expected that the earnings reported for unconsolidated investees will decrease in 1997.

The Company considers its Dealer Network to be critical to the successful distribution of its products and has therefore continued to provide investments in, and financing to, certain Dealerships to accommodate ownership transitions and enable them to invest in the salespeople, training and other resources necessary to increase their market share and profitability. Net additional advances to and investments in unconsolidated investees have averaged approximately $3.3 million for the three years ended December 31, 1996. In 1996, the Company continued its strategy of increasing minority equity investments in Dealerships serving key geographic areas.

Liquidity and Sources of Capital

The Company used $12.2 million for operating activities in 1996 as compared to $10.3 million in 1995. The cash generated from earnings was used primarily to fund the continued growth in the lease portfolio, capital expenditures and the increase in other working capital requirements. Cash used in investing activities decreased approximately $1.6 million in 1996 versus 1995 as a result of proceeds received from the sale of an idle facility in the third quarter of 1996. Cash flows from financing activities primarily reflect the external borrowings and related debt repayments made by Raymond Leasing Corporation to fund a portion of the continued growth of the lease portfolio.

In 1995, the Company used $10.3 million to fund operating activities, an increase of approximately $3.0 million from 1994. As in the current year, cash was primarily used to fund the growth of the lease portfolio and the increase in other working capital components necessary to support the higher sales volume. Net cash used for investing activities increased approximately $3.3 million in 1995 compared to 1994 as additional capital expenditures were incurred in connection with the accelerated capital expenditure program at the Greene, New York facility. The 1995 cash flows from financing activities reflect the proceeds of long-term debt obtained by Raymond Leasing Corporation to fund a portion of the continued growth of the lease portfolio and repay intercompany borrowings.

The Company's manufacturing and distribution working capital was $74.2 million at December 31, 1996 and its ratio of manufacturing current assets to manufacturing current liabilities was 2.4 to 1.0. Financial Services total external debt was 59.5% of the related net investment in leases at December 31, 1996.

At December 31, 1996, the Company and its subsidiaries had unused lines of credit of $26.3 million of which approximately $10.9 million may be converted into long-term debt at the option of the Company and/or Raymond Leasing Corporation. In addition, payments made under the Company's revolving credit and term loan facilities increase the funds available for borrowing. These credit facilities, along with internally generated resources, will enable the Company to continue to fund its growth strategy and enable Raymond Leasing Corporation to obtain the external funds necessary to fund the growth of the lease portfolio and to repay intercompany borrowings with The Raymond Corporation as the manufacturing divisions require additional funds. The factory modernization project at the Greene facility is essentially complete and there are no material commitments for new capital expenditures although the Company intends to continue its policy of upgrading its manufacturing equipment and facilities as appropriate.

In March 1996, the Board of Directors declared a 5% stock dividend on the Company's common stock payable to shareholders of record as of March 29, 1996. All appropriate per share data and the weighted average shares outstanding have been restated to reflect this dividend. On April 8, 1996, the Board of Directors reinstated a regular quarterly cash dividend of 2 1/2 cents on the Company's outstanding shares of common stock, effective for the second quarter of 1996. The Company announced in March 1997 that the regular quarterly cash dividend was increased to 6 1/4 cents per share, effective for the first quarter of 1997. The Company expects to continue the quarterly cash dividends at this level but its ability to do so will depend on a variety of factors including the Company's earnings, cash flows and financial resources.

Maintaining a sound and flexible financial structure through conservative financial strategies continues to be a high priority for The Raymond Corporation. The Company's overall strong financial condition continued to improve throughout 1996. On December 20, 1996, the Company issued a Call for Redemption of its outstanding 6 1/2% convertible subordinated debentures due December 15, 2003. Prior to issuing the Call for Redemption, an additional $9.5 million of the debentures were converted into shares of common stock, primarily in the fourth quarter. The redemption was completed on January 21, 1997 and substantially all of the outstanding debentures were converted into common stock at the originally stated conversion rates adjusted for stock dividends. Approximately 3.2 million shares of common stock was issued in 1996 and January 1997 in connection with the conversion of the debentures. The Company's reported primary earnings per share of $2.00 for 1996 would have been $1.62 had these conversions taken place as of January 1, 1996. As a result of the successful conversion of the debentures completed in January 1997, the Company's outstanding shares of common stock increased to approximately 10.6 million and the net worth increased to $165.9 million. The convertible debentures were the main component of the difference in the computation of primary and fully diluted earnings per share as the dilution that could result from the assumed exercise of stock options is not material.

As discussed in Note G to the consolidated financial statements, Raymond Leasing Corporation is subject to certain debt agreements that limit cash dividends and loans to the Company. These restrictions are not expected to impact the parent company. Management foresees no changes in circumstances which would result in any material decrease or deficiency in the Company's liquidity or sources of capital. The improved capital structure resulting from continued profitability and the conversion of the debentures will aid the Company's growth strategy which includes pursuing additional opportunities in North America and Europe.

Changing Price Levels

Although inflation has slowed in recent years, it is still a factor in our economy and the Company continues to seek ways to minimize its impact. To the extent permitted by competition in general, the Company attempts to recover increased costs by increasing selling prices over time. However, the Company has not realized any substantial growth in revenues from increased unit selling prices during the past three years except for the approximate 3 1/2% aggregate unit price increase that was announced in December 1994. In addition, selling price increases are implemented to recover cost increases with respect to repair and replacement parts when appropriate and lease finance rates are adjusted to reflect changes in market conditions and the Company's cost of funds. Cost containment, technological improvements and improved manufacturing methods continue to be emphasized as a means to improve product margins.

The Company uses the FIFO (first-in, first-out) method of accounting for its inventories. Although management believes that the FIFO method is the method that most appropriately matches revenues and expenses, the costs of products sold reported in the financial statements under this method are historical costs which are subject to inflationary distortion during times of rapidly increasing prices.

The charges to operations for depreciation represent the allocation of historical costs incurred over past years and are less than if they were based on the current costs of productive capacity being consumed. Over 40% of the Company's property, plant and equipment has been acquired over the past five years. Assets acquired in prior years will, of course, be replaced at higher costs. This will take place over many years. These new assets will result in higher depreciation charges, but in many cases, due to technological improvements, there will be operating cost savings as well. The Company considers these matters in determining its pricing policies.

Contingencies

The Company is currently defending approximately 65 products liability and similar lawsuits involving industrial accidents. The number of outstanding lawsuits has remained relatively constant over the past several years.

The Company views these actions as part of the ordinary course of its business. Management believes that none of these lawsuits will individually have a material adverse effect on the Company. Taken as a whole, the damages claimed would, if awarded and upheld, have a material adverse effect on the Company but actual costs of judgments, settlements and costs of defense have not had such an effect to date. The actual costs of these actions, as well as the related expenses of administration, litigation and insurance, have averaged less than 2% of total revenues over the last three years. The effect of these lawsuits on future results of operations cannot be predicted because any such effect depends on the operating results of future periods and the amount and timing of the resolution of these proceedings. The Company has a policy of aggressively defending products liability lawsuits, which generally take several years to ultimately resolve. A combination of self-insured retention and insurance is used to manage these risks and management believes that the insurance coverage and reserves established for self-insured risks are adequate. The Company's Dealers contribute to the funding of the Company's products liability program and, in turn, the Company indemnifies the Dealers against products liability expense and manages products liability claims.

The Company is also one of seventeen remaining defendants in a private environmental lawsuit pertaining to a site remediation. The plaintiffs have alleged that scrap metal purchased from the Company was hazardous and/or was coated with certain solvents and/or cutting oils. Plaintiffs have the burden of proving the nature and extent of the Company's contribution to the site, as well as the burden of proving what portion of the material delivered to the site was "hazardous" as that term is defined in the environmental statutes. Plaintiffs have successfully moved for partial summary judgment, on liability only, against two co-defendants who contributed scrap metal to the site. Similar motions as to the Company and two other co-defendants are pending. The Company is aggressively defending the claim and does not believe it is likely to have a material adverse effect on the Company.

In addition to the matters discussed above, the Company is subject to various other legal proceedings, claims and liabilities which have arisen in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial results of operations or financial position of the Company.


Outlook

Orders received in 1996 were a record $300.4 million, an increase of approximately $41.5 million or 16.0% from the orders received in 1995. In 1995, the previous record for orders received was established at $258.9 million, an increase of approximately $15.2 million or 6.3% from the orders received in the previous year.

At December 31, 1996, the Company's order backlog of unfilled new equipment orders was $76.4 million and approximately $8.9 million relates to the incremental backlog of Johnston and Associated. The current year backlog is up $10.8 million or 16.4% and provides a solid foundation for the upcoming year. In 1995, the backlog was $65.6 million, down approximately $12.5 million or 16.0% from the record backlog level of $78.1 million established at December 31, 1994.

The Company believes that the overall market will improve in 1997, although it is not expected to return to the record levels of 1994. The Company attempts to outperform the lift truck market through various growth strategies. These strategies include continued product development such as the additions to the Dockstocker(R) product line, enhanced distribution through the Dealer Network, increased participation in domestic and international markets through strategic alliances or acquisitions and continued improvements in the manufacturing processes.

It is expected that the Company's revenues will increase in 1997 as a result of the consolidation of Johnston and Associated. See Note H - Acquisitions to the consolidated financial statements for the unaudited pro forma information presented as if the acquisitions had occurred as of January 1, 1995. Net income for these Dealers has historically been a smaller percentage of total revenues than that attained by the Company in the last few years.

In March 1997, the Company announced that it had retained an investment banking firm to assist in evaluating strategic alternatives available to the Company to increase shareholder value. In conjunction with this, the Company's Board of Directors adopted a Shareholders Rights Plan. The Rights provide protection against coercive or unfair takeover tactics. The Rights Plan is similar to plans adopted by many public companies and should provide a sound and reasonable means of safeguarding the interests of all shareholders should an effort be made to acquire the Company at a price not reflective of its fair value.

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, forward looking statements for purposes of the safe harbor provided by Section 21E of the Securities and Exchange Act of 1934, as amended by Public Law 104-67. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, risks of foreign operations, working capital and liquidity and new equipment orders, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. These risks and uncertainties include general economic and market conditions, including demand for the Company's products and services, competition and price levels; the possibility of catastrophic events that could impact the Company's manufacturing, distribution and computer facilities; and changes in interest rates and foreign currency fluctuations, among others. Additional risks and factors are identified from time to time in the Company's reports filed with the SEC.

Item 8.         Financial Statements and Supplementary Data

                The response to this Item is submitted in a separate section of this Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                Not applicable.
                                    PART III

Item 10.        Directors and Executive Officers of the Registrant

                Information regarding Directors required by Items 401 and 405 of Regulation S-K is disclosed under the captions "Nominees for Election as Directors" and "Directors Continuing in Office" in the Proxy Statement for the Annual Meeting of Shareholders to be held June 2, 1997 and is incorporated herein by reference. Information regarding Executive Officers is included in Part I of this Form 10-K and incorporated herein by reference thereto.

Item 11.        Executive Compensation

                Information regarding compensation of Directors and Executive Officers is disclosed under the captions "Directors Remuneration"; "Attendance" and "Executive Compensation" of the Proxy Statement for the Annual Meeting of Shareholders to be held June 2, 1997, and is incorporated herein by reference thereto.


Item 12.        Security Ownership of Certain Beneficial Owners and Management

                This information is disclosed under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 1997, and is incorporated herein by reference thereto.


Item 13.        Certain Relationships and Related Transactions

                This information is disclosed in the 1997 Proxy Statement for the Annual Meeting of Shareholders in the section captioned "Certain Relationships and Related Transactions" and is incorporated herein by reference thereto.

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)             Documents filed as part of this report:

                             1.     The following consolidated financial
                statements of The Raymond Corporation, and Subsidiaries, are included in Item 8:

                                                                       10-K
                                                                    Report Page
                                                                    -----------

                Report of Independent Auditors                           35

                Consolidated Balance Sheets -
                December 31, 1996, 1995 and 1994                       36 - 37

                Consolidated Statements of Income - Years ended
                December 31, 1996, 1995 and 1994                         38

                Consolidated Statements of Shareholders' Equity -
                Years ended December 31, 1996, 1995 and 1994             39

                Consolidated Statements of Cash Flows - Years
                ended December 31, 1996, 1995 and 1994                 40 - 41

                Notes to Consolidated Financial Statements -           42 - 61
                December 31, 1996

                2. The following Consolidated Financial Statement Schedules of The Raymond Corporation and Subsidiaries are required by Item 14(d):

                                                                        10-K
                                                                     Report Page
                                                                     -----------
                Schedule I    -   Condensed Financial Information
                                  of Registrant - The Raymond
                                  Corporation Years ended December
                                  31, 1996, 1995 and 1994              62 - 67

                Schedule II    -  Valuation and Qualifying Accounts
                                  Years ended December 31, 1996,
                                  1995 and 1994                        68 - 70

                All other schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission have been omitted because they are not applicable or not required under the related instructions or because the information has been furnished elsewhere in the financial statements.

                3.           See Exhibit Index at pages 30-32 of this Form 10-K.

(b) No report on Form 8-K was filed by the registrant during the fourth quarter of its fiscal year ending December 31, 1996.

(c)             Exhibits:

Exhibit
  #      Description
-------  -----------
3.1 Restated and Amended Certificate of Incorporation of The Raymond Corporation. Filed as Exhibit 3.1 to the 1995 Form 10-K Annual Report of the Company on page 32 and incorporated herein by reference.

3.2      Bylaws of the Company, as amended, dated March 24, 1997. Filed as
         Exhibit 3.2 to this Form 10-K Annual Report of the Company on page 73.

4.1 Form 8-A12G/A dated March 13, 1997 and filed March 14, 1997 with the Securities and Exchange Commission, File Number 001-12801 and incorporated herein by reference.

4.2 Shareholder Rights Plan filed as Exhibit 1 to the Form 8-12G/A dated March 13, 1997 and filed March 14, 1997 with the Securities and Exchange Commission, File Number 001-12801 and incorporated herein by reference.

10.1 Joint Venture Agreement dated August 1, 1991 between Caterpillar Industrial Inc., and The Raymond Corporation. Filed as Exhibit 10.1 to this Form 10-K Annual Report of the Company on page 89.

10.2 First Amendment to Joint Venture Agreement dated August 1, 1991 between Caterpillar Industrial Inc. and The Raymond Corporation dated October 22, 1992. Filed as Exhibit 10.18 to the 1992 Form 10-K Annual Report of the Company on page 63 and incorporated herein by reference.

10.3 Second Amendment to Joint Venture Agreement dated August 1, 1991 between Caterpillar Industrial Inc. and The Raymond Corporation. Filed as Exhibit 10.3 to the 1994 Form 10-K Annual Report of the Company on page 32 and incorporated herein by reference.

10.4 Third Amendment to Joint Venture Agreement dated August 1, 1991 between Caterpillar Industrial Inc. and The Raymond Corporation. Filed as
         Exhibit 10.4 to the 1994 Form 10-K Annual Report of the Company on page 37 and incorporated herein by reference.

11. Statement Re: Computation of Per Share Earnings. Filed as Exhibit 11 to this Form 10-K Annual Report of the Company at page 187.

20.1 Form 8-K Report dated January 7, 1997 and filed January 7, 1997 with the Securities and Exchange Commission, File Number 000-02129 and incorporated herein by reference.

20.2 Form 8-K Report dated February 5,1997 and filed February 5, 1997 with the Securities and Exchange Commission, File Number 000-02129 and incorporated herein by reference.

Exhibit
  #      Description
-------  -----------
20.3 Form 8-K/A Report dated March 17, 1997 and filed March 17, 1997 with the Securities and Exchange Commission, File Number 001-12801 and incorporated herein by reference.

21. Subsidiaries (Direct and Indirect) of The Raymond Corporation for the year ending December 31, 1996 filed as Exhibit 21 to this Form 10-K Annual Report of the Company on page 189.

23. Consent of Independent Auditors dated April 10, 1997 filed as Exhibit 23 to this Form 10-K Annual Report of the Company on page 191.

24. Power of Attorney of Directors dated March 1, 1997 filed as Exhibit 24 of this Form 10-K Annual Report of the Company on page 193.

27. Financial Data Schedule filed as Exhibit 27 to this Form 10-K Annual Report of the Company on page 195.



                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS


10.6 Employment Agreement dated as of November 3, 1987 amended as of June 14, 1994 and as of November 1, 1995 and amended and restated as of March 24, 1997 between Ross K. Colquhoun and The Raymond Corporation. Filed as Exhibit 10.6 to this Form 10-K Report of the Company at page 113.

10.7 Sample form of Executive Agreement (Tier II) between The Raymond Corporation and Company Executives. Filed as Exhibit 10.7 to this Form 10-K Report of the Company at page 127.

10.8 Sample form of Executive Agreement (Tier III) between The Raymond Corporation and Company Executives. Filed as Exhibit 10.8 to this Form 10-K Report of The Company at page 140.

10.9     The Raymond Corporation Retirement Benefits Equalization Plan. Filed as
         Exhibit 10.17 to the 1995 Form 10-K Annual Report of the Company at page 250 and incorporated herein by reference.

10.10 The Raymond Corporation 1996 Deferred Stock Unit Plan for Non-Employee Directors. Filed as Exhibit 10.10 to this Form 10-K Report of the Company at page 151.

10.11 The Raymond Corporation Stock Option Plan (1991) amended as of March 24, 1997. Filed as Exhibit 10.11 to this Form 10-K Report of the Company at page 156.

Exhibit
   #     Description
-------  -----------
10.12 The Raymond Corporation Stock Option Plan (1995) as amended as of March 24, 1997. Filed as Exhibit 10.12 to this Form 10-K Report of the Company at page 168.

10.13 The Raymond Corporation Deferred Compensation Plan for Exempt Employees restated as of September 1, 1994, amended as of March 24, 1997. Filed as Exhibit 10.13 to this Form 10-K Annual Report of the Company at page 180.

10.14 The Raymond Corporation Officer Performance Bonus Plan Formula. Filed as Exhibit 10.15 to the 1992 Form 10-K Annual Report of the Company at page 357 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:           April 14, 1997             THE RAYMOND CORPORATION
                                           -----------------------
                                                 (Registrant)

                                           By: /s/ Ross K. Colquhoun
                                               ----------------------
                                           Ross K. Colquhoun
                                           Chairman of the Board and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ Ross K. Colquhoun           By: /s/ James J. Malvaso           By:  /s/ William B. Lynn
   ----------------------              ---------------------              ---------------------
Ross K. Colquhoun                   James J. Malvaso                   William B. Lynn
Chairman of the Board, Chief        President, Chief Operating         Executive Vice President
Executive Officer and Director      Officer and Director               Principal Financial Officer

Date: 04/14/97                      Date: 04/14/97                     Date: 04/14/97

                                     By:  /s/ John F. Everts
                                        --------------------
                                     John F. Everts
                                     Treasurer and Chief
                                     Accounting Officer
                                     Date:  04/14/97

By: /s/ James F. Matthews                   By: /s/ Arthur M. Richardson
   ------------------------                    ----------------------------
James F. Matthews, Director                 Arthur M. Richardson, Director
Date: 04/14/97                              Date: 04/14/97

By: /s/ John E. Mott                        By: /s/ M. Richard Rose
   ------------------------                    ----------------------------
John E. Mott, Director                      M. Richard Rose, Director
Date: 04/14/97                              Date: 04/14/97

By: /s/ Michael R. Porter                   By: /s/ John V. Sponyoe
   ------------------------                    ----------------------------
Michael R. Porter, Director                 John V. Sponyoe, Director
Date: 04/14/97                              Date: 04/14/97

By:                                         By: /s/ Michael O. Womack
   ------------------------                    ----------------------------
George G. Raymond, Jr.                      Michael O. Womack, Director
Date:                                       Date: 04/14/97


                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) and (2), (c), and (d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1996

                             THE RAYMOND CORPORATION
                                GREENE, NEW YORK

                         Report of Independent Auditors

We have audited the accompanying consolidated balance sheets of The Raymond Corporation and subsidiaries as of December 31, 1996, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Raymond Corporation and subsidiaries at December 31, 1996, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                       /s/ Ernst & Young LLP


Syracuse, New York
February 7, 1997

Consolidated Balance Sheets
The Raymond Corporation and Subsidiaries

                                                        December 31,               1996              1995               1994
----------------------------------------------------------------------------------------------------------------------------------
Assets

Manufacturing and Distribution
 Cash and cash equivalents                                                     $ 12,389,071       $ 12,341,383      $  5,351,161
 Accounts receivable:
  Trade, net of allowances ($1,636,809 in 1996; $1,718,651
  in 1995 and $986,093 in 1994)                                                  38,512,979         17,621,830        20,777,505
  Unconsolidated investees                                                       12,263,324         18,727,995        12,132,856
 Investment in leases; net of unearned lease income;
  net of allowances for doubtful contracts ($122,394 in 1996)                     4,285,087                 --                --
 Inventories                                                                     47,203,818         34,645,114        30,911,341
 Recoverable income taxes                                                           774,051          1,159,325                --
 Deferred income taxes*                                                           5,012,215          5,434,967         3,764,243
 Prepaid expenses and other current assets                                        8,651,725          4,326,925         4,656,816
                                                                               ---------------------------------------------------
 Total Manufacturing and Distribution Current Assets                            129,092,270         94,257,539        77,593,922


 Investment in and advances to unconsolidated investees, at equity                9,462,438         19,165,362        16,666,728

 Investment in leases; net of unearned lease income;
  net of allowances for doubtful contracts ($228,003 in 1996)                     7,979,598                 --                --

 Property, plant and equipment, at cost                                          69,321,643         54,179,355        46,896,174
  Less accumulated depreciation                                                  40,974,213         31,043,877        29,947,379
                                                                               ---------------------------------------------------
 Net property, plant and equipment                                               28,347,430         23,135,478        16,948,795

 Rental equipment, at cost                                                       19,226,214                 --                --
  Less accumulated depreciation                                                  12,786,112                 --                --
                                                                               ---------------------------------------------------
 Net rental equipment                                                             6,440,102                 --                --

 Other assets                                                                     7,343,355          4,226,451         5,775,276
                                                                               ---------------------------------------------------
 Total Manufacturing and Distribution Assets                                    188,665,193        140,784,830       116,984,721
                                                                               ---------------------------------------------------

Financial Services
 Cash and cash equivalents                                                           31,012             17,664            72,302
 Investment in leases; net of unearned lease income;
  net of allowances for doubtful contracts ($1,757,202 in 1996;
  $1,782,906 in 1995 and $1,228,788 in 1994)                                    131,184,628        106,409,973        84,724,886

 Property, plant and equipment, at cost                                             413,256            385,486           234,712
  Less accumulated depreciation                                                     233,106            193,086           162,654
                                                                               ---------------------------------------------------
 Net property, plant and equipment                                                  180,150            192,400            72,058

 Rental equipment, at cost                                                        4,690,627          4,379,990         4,327,691
  Less accumulated depreciation                                                   2,004,428          2,145,390         2,004,464
                                                                               ---------------------------------------------------
 Net rental equipment                                                             2,686,199          2,234,600         2,323,227

 Other assets                                                                       190,995            287,702           198,550
                                                                               ---------------------------------------------------
 Total Financial Services Assets                                                134,272,984        109,142,339        87,391,023
                                                                               ---------------------------------------------------

Total Assets                                                                   $322,938,177       $249,927,169      $204,375,744
                                                                               ===================================================

*Includes Manufacturing and Distribution and Financial Services

The accompanying notes are a part of the financial statements.

                                              December 31,                            1996                1995                 1994
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Manufacturing and Distribution
 Accounts payable                                                             $ 20,804,292        $ 13,656,877         $ 14,194,244
 Accrued liabilities                                                            26,479,042          20,461,499           16,782,258
 Current portion of long-term debt                                               7,573,164                  --                   --
                                                                              ------------------------------------------------------
 Total Manufacturing and Distribution Current Liabilities                       54,856,498          34,118,376           30,976,502

 Long-term debt                                                                 41,961,472          51,260,000           57,500,000
 Deferred income taxes*                                                          5,196,603           3,982,867            4,184,235
 Deferred compensation                                                           3,173,472           2,920,974            2,140,912
 Other liabilities                                                               3,326,874             777,865              386,408
                                                                              ------------------------------------------------------
 Total Manufacturing and Distribution Liabilities                              108,514,919          93,060,082           95,188,057
                                                                              ------------------------------------------------------

Financial Services
 Accounts payable                                                                   80,943              79,275              767,205
 Income taxes*                                                                   2,083,272           1,103,878            2,230,445
 Accrued liabilities                                                             1,285,322           1,954,196            1,037,822
 Notes payable -- banks                                                         74,062,500          41,537,500            6,437,500
 Notes payable -- insurance companies                                            4,000,000          10,858,000           17,715,000
                                                                              ------------------------------------------------------
 Total Financial Services Liabilities                                           81,512,037          55,532,849           28,187,972
                                                                              ------------------------------------------------------

                                                                              ------------------------------------------------------
Minority Interests                                                               4,238,918                  --                   --
                                                                              ------------------------------------------------------
Shareholders' Equity
 Common stock, $1.50 par value: authorized 15,000,000 shares
  (Issued 1996 - 8,281,694; 1995 - 7,100,444 and 1994 - 6,364,221)              12,422,541          10,650,666            9,546,332
 Capital surplus                                                                41,787,444          23,643,394           12,712,723
 Retained earnings                                                              77,590,950          69,945,200           62,566,473
 Cumulative translation adjustments                                             (2,821,639)         (2,596,653)          (3,515,662)
                                                                              ------------------------------------------------------
                                                                               128,979,296         101,642,607           81,309,866

 Less:
  Treasury stock, at cost (Shares 1996 - 22,969; 1995 - 21,974
    and 1994 - 21,049)                                                             306,993             308,369              310,151
                                                                              ------------------------------------------------------
 Total Shareholders' Equity                                                    128,672,303         101,334,238           80,999,715
                                                                              ------------------------------------------------------
 Commitments and contingencies (Notes C and O)


Total Liabilities and Shareholders' Equity                                    $322,938,177        $249,927,169         $204,375,744
                                                                             =======================================================



*Includes Manufacturing and Distribution and Financial Services



The accompanying notes are a part of the financial statements.

Consolidated Statements of Income
The Raymond Corporation and Subsidiaries



                                               Years ended December 31,              1996                 1995                 1994
------------------------------------------------------------------------------------------------------------------------------------
Revenues
 Net sales                                                                    $289,643,479        $271,388,087         $217,831,647
 Rental revenues                                                                 3,658,304           1,830,847            1,857,128
 Lease finance revenues                                                         12,188,464           9,351,252            7,038,222
 Other income                                                                    3,316,650           2,812,828            2,819,718
                                                                              ------------------------------------------------------
 Total Revenues                                                                308,806,897         285,383,014          229,546,715
                                                                              ------------------------------------------------------
Costs and Expenses
 Cost of sales                                                                 226,233,006         211,523,419          169,071,126
 Cost of rentals                                                                 2,730,506           1,651,046            1,759,701
 Selling, general and administrative expenses                                   41,330,922          34,680,275           28,479,497
 Employees' profit sharing                                                       3,543,292           3,810,045            2,907,251
 Interest expense:
  Lease financing                                                                4,703,311           2,950,221            2,191,684
  Other                                                                          3,054,144           3,721,370            3,950,452
 Other expenses                                                                  4,802,554           6,231,805            5,233,695
                                                                              ------------------------------------------------------
 Total Costs and Expenses                                                      286,397,735         264,568,181          213,593,406
                                                                              ------------------------------------------------------
 Income before taxes, minority interest and equity in earnings of
   unconsolidated investees                                                     22,409,162          20,814,833           15,953,309

 Income tax expense                                                              8,281,964           8,087,785            6,427,672
                                                                              ------------------------------------------------------
 Income before minority interest and equity in earnings of
  unconsolidated investees                                                      14,127,198          12,727,048            9,525,637
 Minority interest in earnings of subsidiaries                                     176,403                  --                   --
 Net equity in earnings of unconsolidated investees                              1,068,626             346,887              201,634
                                                                              ------------------------------------------------------
 Net Income                                                                   $ 15,019,421        $ 13,073,935         $  9,727,271
                                                                              ======================================================
 Net Income Per Share:
    Primary                                                                   $       2.00        $      1.82          $       1.39
                                                                              ======================================================
    Fully Diluted                                                             $       1.61        $      1.44          $       1.15
                                                                              ======================================================



The accompanying notes are a part of the financial statements.

Consolidated Statements of Shareholders' Equity
The Raymond Corporation and Subsidiaries
Years ended December 31, 1996, 1995 and 1994


                                                                                                                             Total
                                                       Common      Capital     Retained       Currency    Treasury    Shareholders'
                                                        Stock      Surplus     Earnings    Translation       Stock          Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 1993                           $9,072,866    $7,699,014  $58,213,804   $(1,620,658)  $(312,313)    $73,052,713
Net income                                                                      9,727,271                                 9,727,271
Issuance of 302,429 shares for stock dividend          453,643     4,914,472   (5,374,602)                                   (6,487)
Issuance of 13,215 shares under stock option plan       19,823        98,672                                                118,495
Treasury shares (146) issued                                             565                                  2,162           2,727
Currency translation adjustments                                                             (1,895,004)                 (1,895,004)

------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1994                            9,546,332    12,712,723   62,566,473    (3,515,662)   (310,151)     80,999,715
Net income                                                                     13,073,935                                13,073,935
Issuance of 318,227 shares for stock dividend          477,340     5,210,968   (5,695,208)                                   (6,900)
Issuance of 369,868 shares for redemption of
 convertible debentures                                554,802     5,685,198                                              6,240,000
Issuance of 48,128 shares under stock option plan       72,192        33,723                                                105,915
Treasury shares (127) issued                                             782                                  1,782           2,564
Currency translation adjustments                                                                919,009                     919,009

------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1995                           10,650,666    23,643,394   69,945,200    (2,596,653)   (308,369)    101,334,238
Net income                                                                     15,019,421                                15,019,421
Cash dividends; $0.075 per share                                                 (572,650)                                 (572,650)
Issuance of 821,537 shares for redemption of
 convertible debentures                              1,232,305    11,882,890                                             13,115,195
Issuance of 355,245 shares for stock dividend          532,868     6,261,193   (6,801,021)                                   (6,960)
Issuance of 4,468 shares under stock option plan         6,702          (498)                                                 6,204
Treasury shares (103) issued                                             465                                  1,376           1,841
Currency translation adjustments                                                               (224,986)                   (224,986)

------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1996                          $12,422,541   $41,787,444  $77,590,950   $(2,821,639)  $(306,993)   $128,672,303
====================================================================================================================================




The accompanying notes are a part of the financial statements.

Consolidated Statements of Cash Flows
The Raymond Corporation and Subsidiaries


                                               Years ended December 31,        1996                   1995                  1994
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities

 Net income                                                             $15,019,421           $ 13,073,935           $ 9,727,271
 Adjustments to reconcile net income to net cash used in
   operating activities:
  Depreciation and amortization                                           6,697,869              4,561,770             4,007,881
  Provision for losses on accounts receivable and investment
   in leases                                                                357,016              1,399,000             1,079,908
  Earnings of unconsolidated investees, net of dividends received          (817,122)               (11,494)              (93,665)
  Foreign currency transaction (gains) losses                               (20,257)                87,312              (607,762)
  Acquisition of rental equipment                                        (4,706,092)            (1,421,194)           (1,956,104)
  Gains on dispositions of rental equipment                                (726,286)              (732,967)             (672,190)
  Proceeds from rental equipment sales                                    2,752,085              1,497,320             1,625,456
  (Gains) losses on sales of property, plant and equipment                 (357,321)                58,379                 1,398
  Deferred income taxes                                                     323,233             (1,951,794)              238,732
  Other items, net                                                         (559,440)             2,000,037             1,317,953
  Changes in operating assets and liabilities:
     Increase in accounts receivable                                       (649,591)            (4,231,514)           (7,476,834)
     Increase in investment in leases                                   (25,475,436)           (22,264,087)          (21,366,477)
     Increase in inventories and prepaid expenses                        (4,643,333)            (4,679,521)           (6,258,217)
     Increase in accounts payable and accrued expenses                      642,095              2,271,235            13,114,995
                                                                       ------------------------------------------------------------
 Net cash used in operating activities                                  (12,163,159)           (10,343,583)           (7,317,655)
                                                                       ------------------------------------------------------------
Cash Flows from Investing Activities

 Purchase of subsidiaries, net of cash acquired                            (886,975)                    --                   --
 Additions to property, plant and equipment                              (7,141,433)            (8,011,503)           (4,596,668)
 Proceeds received from sales of property, plant and equipment            1,896,300                 41,915                11,666
 Investments in and advances to unconsolidated investees                 (3,448,763)            (3,168,965)           (3,293,143)
                                                                       ------------------------------------------------------------
 Net cash used in investing activities                                   (9,580,871)           (11,138,553)           (7,878,145)
                                                                       ------------------------------------------------------------





The accompanying notes are a part of the financial statements.



                                                     Years ended December 31,  1996                 1995                  1994
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities

 Net additional borrowings (repayments) under lines of credit             2,349,306             (2,000,000)            3,000,000
 Proceeds from long-term debt                                            38,750,000             41,000,000                    --
 Repayment of long-term debt                                            (18,669,320)           (10,757,000)          (10,964,000)
 Cash dividends paid                                                       (572,650)                    --                    --
 Capital stock transactions, net                                              1,085                101,579                121,222
                                                                       ------------------------------------------------------------

 Net cash provided by (used in) financing activities                     21,858,421             28,344,579             (7,842,778)
                                                                       ------------------------------------------------------------
 Effect of foreign currency rate fluctuations on cash
  and cash equivalents                                                      (53,355)                73,141               (192,447)
                                                                       ------------------------------------------------------------
 Increase (Decrease) in cash and cash equivalents                            61,036              6,935,584            (23,231,025)

 Cash and cash equivalents at January 1,                                 12,359,047              5,423,463             28,654,488
                                                                       ------------------------------------------------------------

 Cash and cash equivalents at December 31,                             $ 12,420,083           $ 12,359,047           $  5,423,463
                                                                       ============================================================
 Cash and cash equivalents is comprised of:
  Manufacturing and Distribution                                       $ 12,389,071           $ 12,341,383           $  5,351,161
  Financial Services                                                         31,012                 17,664                 72,302
                                                                       ------------------------------------------------------------
                                                                       $ 12,420,083           $ 12,359,047           $  5,423,463
                                                                       ============================================================




                                                                               1996                1995                   1994
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:

 Cash paid during the year for:
  Income taxes, net of refunds                                         $  7,412,994          $ 11,000,603            $  5,332,402
  Interest                                                                8,856,404             6,693,912               6,570,979

 Purchase of subsidiaries:
  Fair value of assets acquired, net of cash acquired                  $ 35,027,509                    --                      --
  Fair value of liabilities assumed                                     (34,140,534)                   --                      --
                                                                       ------------------------------------------------------------
  Net cash payment                                                     $    886,975                    --                      --
                                                                       ============================================================
 Noncash activities:
    Issuance of common stock for conversion of debentures              $ 13,115,195         $   6,240,000                      --
    Property acquired in exchange for retirement of
      mortgage receivable                                                        --             1,500,000                      --




The accompanying notes are a part of the financial statements.

Notes to Financial Statements
The Raymond Corporation and Subsidiaries
Years ended December 31, 1996, 1995 and 1994

A. Significant Accounting Policies

(1) Organization: The Raymond Corporation and subsidiaries (the Company) designs, manufactures, distributes and services materials handling equipment. Manufacturing, distribution, and service facilities are located in the U.S. and Canada and revenues are realized primarily from distribution of the Raymond(R) and Dockstocker(R) product lines through the Company's Dealer Network which is predominantly located in North America. In addition, the Company produces materials handling equipment under Original Equipment Manufacturer (O. E. M.) agreements for distribution by other companies in both North America and Europe.

(2) Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries after elimination of all significant intercompany accounts and transactions. Unconsolidated investees are stated at cost plus equity in unremitted earnings since acquisition. The Company's share of earnings of unconsolidated investees is included in consolidated net income using the equity method.

The accounts of foreign operations have been translated to U.S. dollars in conformity with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Exchange gains and losses arising from transactions are included in current income. Net exchange gains (losses) were not significant in 1996, ($0.1) million in 1995 and $0.6 million in 1994.

Earnings of consolidated foreign companies, net of minority interests, were $8.8, $9.0 and $7.1 million in 1996, 1995 and 1994, respectively.

(3) Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(4) Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. These amounts were $5.1, $4.5 and $3.8 million at December 31, 1996, 1995 and 1994, respectively.

(5) Foreign Currency Exchange Contracts: In the normal course of business, the Company's Canadian subsidiaries, enter into foreign currency exchange contracts to provide economic hedges against foreign currency fluctuations on future inventory purchases. Gains and losses resulting from foreign currency exchange contracts are deferred and recognized when the offsetting gains and losses are recognized in the related hedged item. At December 31, 1996, outstanding forward contracts were $24.4 million which mature in increments ranging from approximately $1.0 to $2.5 million on a monthly basis through December 1997.

(6) Foreign Exchange Options: R.H.E. Ltd., a wholly-owned Canadian subsidiary, also purchases foreign exchange options which permit but do not require R.H.E. Ltd. to exchange foreign currencies at a future date with another party at a contracted exchange rate. These option contracts typically expire within one year. At December 31, 1996, R.H.E. Ltd. had purchased foreign exchange options of $15.9 million related to Canadian dollars.

(7) Inventories: Inventories are stated principally at the lower of cost (FIFO - first-in, first-out method) or market.

(8) Property and Depreciation: Rental equipment and property, plant and equipment are stated at cost. Depreciation is computed primarily on the straight line and declining balance methods for financial reporting and accelerated methods for income tax purposes. The estimated useful lives range primarily from ten to twenty years for buildings and improvements and from three to ten years for all other assets.

(9) Income Taxes: The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company considers the undistributed earnings of its foreign subsidiaries at December 31, 1996 to be indefinitely reinvested.

(10) Revenue Recognition and Related Costs: Revenues from product sales are recognized based upon shipment to customers. Lease finance revenues are recognized on fixed rate, long-term leases on a declining basis over the life of the lease (interest method). Revenues on variable rate leases are recognized based upon the principal amounts outstanding. Financial Services interest expense is reported net of charges on intercompany borrowings. Short-term rentals are recognized as revenues over the term of the contract. Related costs consist primarily of depreciation and maintenance. Cash receipts from comprehensive fixed price maintenance contracts, which range in length from one to seven years, are initially recorded as deferred revenue and recognized as revenue when repair services are performed.

Net sales include sales to unconsolidated investees of $111.3, $131.1 and $89.8 million in 1996, 1995 and 1994, respectively.

(11) Concentration of Credit Risk: The Company's sales are primarily made to its Dealers in North America who subsequently sell the equipment to customers in diversified industries in many geographic areas. It is the Company's policy to have a formal agreement in effect for each Dealer which requires a purchase money security agreement. The Company performs ongoing credit evaluations of its Dealers' financial condition.

The investment in leases primarily represents receivables from customers (end users) of the Company's products. These leases are collateralized by the equipment. Credit evaluations are performed prior to the approval of a lease contract. Subsequently, the financial condition of the customer and the value of the collateral are monitored on an ongoing basis. At December 31, 1996, lease receivables from one customer represented approximately 16% of the total investment in leases.

Reserves for potential credit losses on accounts and lease receivables are maintained and such losses have been within management's expectations.

(12) Product Warranties: Estimated product warranty costs are accrued at the time of revenue recognition.

(13) Insurance Accruals: The Company uses a combination of self-insured retention and insurance coverage for products liability, workers' compensation and certain health insurance plans in the U.S.

(14) Stock Based Compensation: The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense is recognized for stock option grants other than the amounts accrued in connection with the stock appreciation rights associated with these grants.

(15) Research and Development Costs: Research and development costs are charged to expense as incurred and amounted to $3.3 million in 1996; $3.6 million in 1995 and $4.0 million in 1994.

(16) Stock Dividend: On March 2, 1996, the Board of Directors declared a 5% stock dividend on the Company's outstanding common stock payable to shareholders of record as of March 29, 1996. All appropriate per share data and weighted average shares outstanding have been restated to reflect this dividend.

(17) Per Share Amounts: Primary net income per share is computed by dividing net income by the weighted average number of shares outstanding (1996 - 7,524,097; 1995 - 7,176,862 and 1994 - 6,984,319). Dilution that could result from the assumed exercise of stock options is not material. Fully diluted net income per share is computed by dividing net income plus after tax interest incurred on the convertible debentures by the weighted average number of common shares outstanding after giving effect to dilutive stock options and shares assumed to be issued on conversion of the convertible debentures (1996 - 10,675,633; 1995 - 10,675,929 and 1994 - 10,640,237).

------------------------------------------------------------------------------
B. Inventories

The composition of inventories at December 31 was:

(in Thousands)                 1996          1995            1994
-------------------------------------------------------------------
Materials                    $ 26,239      $ 18,095        $ 15,804
Work-in-process                12,548        14,804          13,407
Finished goods                  8,417         1,746           1,700
                             --------------------------------------
                             $ 47,204      $ 34,645        $ 30,911
                             ======================================
C. Unconsolidated Investees

Unconsolidated investees consist of certain North American Dealers of the Company's products. Investments in and advances to unconsolidated investees at equity are summarized as follows at December 31:

(in Thousands)                    1996          1995         1994
---------------------------------------------------------------------
Unconsolidated investees at
various percentages of
ownership:

Investments*                   $ 7,587        $ 10,951       $  8,572
Advances                         1,875           8,214          8,095
                               --------------------------------------
                               $ 9,462        $ 19,165       $ 16,667
                               ======================================

*Investments are stated at cost, plus equity in subsequent earnings, net of dividends.

At December 31,1996, consolidated retained earnings included $1.9 million of undistributed earnings of the Company's unconsolidated investees.

As discussed in Note H - Acquisitions, in October 1996, the Company acquired an additional 28% and 26% of the total outstanding shares of G.N. Johnston Equipment Co. Ltd. (Johnston) and Associated Material Handling Industries, Inc. (Associated), respectively. As a result of the acquisitions, the Company's ownership increased to 74% and 70% of the total outstanding shares of Johnston and Associated, respectively. Therefore, in the fourth quarter of 1996, the operating results of Johnston and Associated have been consolidated with those of the Company with appropriate adjustments made to reflect minority interests. Investments in and advances to Johnston and Associated totaled $9.0 and $8.5 million at December 31, 1995 and 1994, respectively.

Twenty-six percent and 30% of the common shares of Johnston and Associated, respectively, and various percentages of the unconsolidated investees are controlled by their management. Upon death or termination of employment, the Company has agreed to cause the purchase of management's shares based upon a predetermined valuation method. These agreements further provide, under specified conditions, that any of the shares held by the Company may be purchased by management at a price which will return to the Company its investment.

The unconsolidated investees also include Material Handling Associates, Inc. (M.H.A.), a 50% owned joint venture company that was formed in 1991 with Caterpillar Industrial Inc., predecessor of Mitsubishi Caterpillar Forklift America Inc. The Company's minimal financial investment in this joint venture has no carrying value as a result of the initial costs incurred by M.H.A. to develop and market its products. Certain officers of the Company are also officers of M.H.A.

The following is summarized financial information for the unconsolidated investees:


(in Thousands)                1996          1995           1994
-----------------------------------------------------------------
Revenues                   $ 279,197     $ 302,852      $ 225,175
Gross margin                  68,998        75,667         41,901
Net income                     3,243         2,834          1,634
Current assets                43,057        80,188         55,215
Noncurrent assets             11,621        30,308         24,304
Current liabilities           31,153        60,983         39,373
Noncurrent liabilities        11,708        25,849         22,897

The following presents summarized information of Raymond Leasing Corporation that is contained in the Company's consolidated financial statements to conform with the provisions of Statement of Financial Accounting Standards No. 94, "Consolidation of All Majority-Owned Subsidiaries":

(in Thousands)                  1996         1995           1994
-----------------------------------------------------------------
Revenues                     $ 15,559     $ 12,718       $ 10,583
Gross margin                    6,255        5,562          4,602
Net income                      2,919        2,397          1,956
Total assets                  135,772      109,243         87,510
Total liabilities             102,327       78,717         59,380

The assets and liabilities of Raymond Leasing Corporation, which finances Company products and related accessories only in the United States, are classified under the caption Financial Services in the consolidated balance sheets.

D. Property, Plant and Equipment

The composition of property, plant and equipment for Manufacturing and Distribution and Financial Services at December 31 was:

(in Thousands)                 1996          1995           1994
-------------------------------------------------------------------
Land                         $   502       $   609         $   323
Buildings and
 improvements                 18,878        17,839          15,982
Machinery, equipment
 and tools                    36,819        28,580          23,332
Furniture and fixtures        13,536         7,537           7,494
                             --------------------------------------
                             $69,735       $54,565         $47,131
                             =======================================
E. Net Investment in Leases

The Raymond Leasing Corporation leases Raymond(R) and Dockstocker(R) equipment to customers and its Dealers, including equity investees, under arrangements covering three to seven years. Additionally, Johnston leases Raymond(R) and Dockstocker(R) equipment to its customers, under arrangements covering two to five years. The net investment in direct financing leases represents the present value of future minimum lease payments and the residual value of the equipment of $37.2, $25.5 and $19.4 million at December 31, 1996, 1995 and 1994, respectively. Unearned lease income on fixed rate leases totaled $23.9, $18.2 and $14.2 million at December 31, 1996, 1995 and 1994, respectively.

At December 31, 1996 future minimum lease payments to be received for Manufacturing and Distribution and Financial Services are as follows:

(in Thousands)
-----------------------------------------------------------------
1997                                                   $  50,482
1998                                                      35,767
1999                                                      24,418
2000                                                      14,180
2001                                                       4,866
Thereafter                                                   412
                                                       ----------
Total future minimum lease payments                      130,125
Residual values                                           37,247
                                                       ----------
                                                         167,372
Less unearned income                                      23,923
                                                       ----------
                                                       $ 143,449
                                                       ==========

F. Fair Value of Financial Instruments

The carrying amount and fair value of significant financial instruments at December 31 were as follows:

(in Thousands)
------------------------------------------------------------------
1996                            Carrying Amount         Fair Value
----                            ---------------         ----------
Investment in leases              $  143,449            $  141,308
Manufacturing and
 Distribution debt                   (49,535)              (52,621)
Financial Services debt              (78,063)              (78,213)
Foreign currency exchange
 contracts                              --                    (857)

1995
----
Investment in leases               $ 106,410            $  104,706
Manufacturing and
 Distribution debt                   (51,260)              (70,995)
Financial Services debt              (52,396)              (53,967)

1994
----
Investment in leases                $  84,725            $  82,737
Manufacturing and
 Distribution debt                    (57,500)             (64,400)
Financial Services debt               (24,153)             (24,276)

The carrying value of cash and cash equivalents approximates fair value because of the short-term maturities of these instruments.

The carrying value of advances to unconsolidated investees approximates fair value.

The fair value of the investment in leases is estimated by discounting future cash flows, using current interest rates at which similar leases would be entered into with borrowers with similar credit ratings and maturities.

The fair value of the Company's Subordinated Convertible Debentures is estimated based on the quoted market price.

The fair value of Financial Services and Manufacturing and Distribution debt is estimated using discounted cash flow analyses, based on current rates offered to the Company for similar types of borrowing arrangements.

The fair value of foreign currency exchange contracts is estimated based upon quoted market prices for similar instruments with similar maturities. At December 31, 1995 and 1994, the fair value of foreign currency exchange contracts was not significant due to the contracts' short-term nature and the fact that they were purchased near year-end.


-----------------------------------------------------------------------------------------------------------------------
G. Debt and Lease Obligations and Subsequent Event
(in Thousands)                                                             1996               1995               1994
-----------------------------------------------------------------------------------------------------------------------

Manufacturing and Distribution Debt
Short-term borrowings under lines of credit at variable interest rates (composite rate of 7.28%). Borrowings are secured
 by subsidiary assets                                                       $ 3,645            $  --                 $ --
Various notes with maturities ranging from April 30, 1997 through
 April 30, 1999. Aggregate monthly principal payments of approximately
 $0.1 million are required through April 30, 1997 when the
 first note matures. Interest is payable monthly at
 rates ranging from 7.75% to 9.75%. Notes are
 secured by subsidiary investment in leases                                   2,252               --                   --
Term loans with maturities of July 31, 1999 and November 30, 1999.
 Aggregate monthly principal payments of approximately $0.1 million are required through July 31, 1999 when the first loan matures.
 Interest is payable monthly at rates ranging from 7.43% to 8.75%.
 Loans are secured by subsidiary assets                                       2,539               --                   --
Notes payable to related parties with maturities of
 March 31, 1997 and October 10, 1998. Aggregate annual installments of $1.7 million and $1.3 million are due in 1997 and 1998,
 respectively. Interest is payable annually at 6.0%                           3,039               --                   --
6.50% convertible subordinated debentures due December 15, 2003.
 Interest is payable semi-annually                                           38,060            51,260              57,500
                                                                            ---------------------------------------------
Total Manufacturing and Distribution Debt                                    49,535            51,260              57.500

Less current portion                                                          7,573                --                  --
                                                                            ---------------------------------------------
Total Long-term Manufacturing and Distribution Debt                        $ 41,962          $ 51,260            $ 57,500
                                                                            =============================================

Financial Services Debt
Short-term borrowings under lines of credit
 at variable interest rates (8.00% in 1996, 6.75% in
 1995 and 7.00% in 1994)                                                    $ 4,000           $ 1,000             $ 3,000
6.35% note, principal is payable in quarterly installments of approximately
 $0.3 million through July 1, 1997. Interest is payable quarterly               938             2,188               3,438
8.86% note, remaining principal is due November 27,1997. Iterest is
 payable semi-annually                                                        4,000             8,000              12,000
Various notes executed under revolving credit and term loan agreements with maturities ranging from December 31, 1999 through December 31, 2001.
 Aggregate quarterly principal payments of approximately $4.2 million are required through December 31, 1999 when the first note matures. Interest
 is  payable quarterly at rates ranging from 6.40% to 8.40%                  69,125            38,350                  --
8.75% note, repaid in 1996                                                       --             2,858               5,715
                                                                            ---------------------------------------------
Total Financial Services Debt                                              $ 78,063          $ 52,396         s  $ 24,153
                                                                            =============================================


Annual repayments of debt obligations are as follows:

                                           Manufacturing and       Financial
(in Thousands)                              Distribution Debt   Services Debt
-------------------------------------------------------------------------
            1997                              $ 7,573            $ 25,889
            1998                                3,100              16,949
            1999                                  802              16,950
            2000                                  --               12,500
            2001                                  --                5,775
            Thereafter                         38,060                 --
                                             ----------------------------
            Total                             $49,535            $ 78,063
                                             ============================

On December 20, 1996, the Company issued a Call for Redemption of its 6.50% convertible subordinated debentures due December 15, 2003. Prior to the January 21, 1997 redemption date, debenture holders could convert their outstanding debentures into common stock of the Company at a conversion price of approximately $16.07 per share or receive 103.50% of their principal amount, plus accrued interest, upon redemption. Subsequent to the call date and prior to December 31, 1996, debenture holders converted $3.7 million of debentures into 229,034 shares of common stock. Prior to issuing the Call for Redemption, an additional $9.5 million of the debentures were converted into 592,503 shares of common stock primarily in the fourth quarter of 1996.

Through January 21, 1997, substantially all of the debentures outstanding at December 31, 1996 were converted and an additional 2,368,395 shares of common stock were issued. The 1996 and 1997 conversions were at the originally stated conversion rates adjusted for stock dividends.

Had the 1996 and 1997 conversions of the Company's debentures occurred on January 1, 1996, the reported primary net income per share of $2.00 would have been $1.62.

Terms of subsidiary notes provide for certain debt covenants. Among other things, Raymond Leasing Corporation must maintain a minimum working capital and a specified working capital ratio, and is subject to certain debt agreements that limit cash dividends and loans to the Company. At December 31, 1996, the restricted retained earnings of Raymond Leasing Corporation were approximately $26.7 million.

The Company had unused lines of credit totaling approximately $26.3 million at December 31, 1996 of which approximately $10.9 million may be converted into long-term debt. No significant commitment fees are paid for these lines.

Rent expense under operating leases amounted to approximately $2.3, $2.1 and $1.6 million in 1996, 1995 and 1994, respectively. At December 31, 1996, the Company was obligated for future minimum lease payments under noncancelable operating leases for certain equipment as follows:

(in Thousands)
-------------------------------------------------------
       1997                                    $  2,349
       1998                                       2,297
       1999                                       1,509
       2000                                       1,151
       2001                                         837
       Thereafter                                   569
                                               --------
                                               $  8,712
                                               ========

H. Acquisitions

On October 10, 1996, an executive officer of the Company, sold his shares of common stock of G.N. Johnston Equipment Co. Ltd. (Johnston) and Associated Material Handling Industries, Inc. (Associated), both distributors of the Company's products. The shares were valued in accordance with the terms and conditions set forth in shareholder buy/sell agreements dated July 1, 1968 and August 15, 1980, respectively.

The Johnston shares, which represent approximately 28% of the total outstanding shares, were acquired by R.H.E. Ltd., a wholly-owned Canadian subsidiary of the Company. R.H.E. Ltd. had previously owned approximately 47% of the outstanding shares of Johnston. Johnston is the exclusive Canadian distributor for the Company with sales and service outlets in the principal business regions of Canada.

The Associated shares, which represent approximately 26% of the total outstanding shares, were acquired by the Company. The Company had previously owned approximately 44% of the outstanding shares of Associated. Associated is a U.S. distributor based in Elmhurst, Illinois that serves portions of the Midwest and Pacific Northwest.

The combined purchase price for the shares of Johnston and Associated was approximately $4.5 million. The acquisitions have been accounted for as a purchase and the operating results of Johnston and Associated have been consolidated with those of the Company starting in the fourth quarter of 1996.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company, Johnston and Associated as if the acquisitions had occurred on January 1, 1995. The information reflects consolidation of all revenues, net of intercompany transactions, and the incremental net income above amounts previously recognized using the equity method. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or of the future results of the combined operations.


(in Thousands, except per share data)                1996          1995
-------------------------------------------------------------------------
Total revenues                                   $ 370,349      $ 365,973
Net income                                       $  15,843      $  13,678
Primary net income per share                     $    2.11      $    1.91

I. Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The shareholders of the Company have approved stock option plans for officers, directors and key employees. At December 31, 1996, there are 236,710 unoptioned shares available under these plans. The exercise price of options granted is equal to the fair market value of the common stock on the date of grant, except for greater than 5% shareholder officers whose exercise price is 110% of the fair market value on the date of grant, and options expire ten years from the date of the grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the company had accounted for its stock options granted subsequent to December
31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rate of 6.0% and 7.0%; dividend yield of 0.55% and 0.60%; volatility factor of the expected market price of the Company's common stock of .30 and .31; and a weighted-average expected life of the options of 6 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period (one year for officers and key employees and immediate vesting for directors). The weighted-average fair value of options granted in 1996 and 1995 were $7.09 and $7.00 per share, respectively. The Company's pro forma information for 1996 and 1995 follows:

(in Thousands, except per share data)                1996          1995
-------------------------------------------------------------------------
Pro forma net income                               $ 14,724      $ 12,862
Pro forma earnings per share:
 Primary                                             $ 1.96      $   1.79
 Fully Diluted                                       $ 1.58      $   1.42

The pro forma disclosures above for 1995 amounts reflect only the vesting of options granted in 1995.

A summary of the Company's stock option activity and related information for 1996 follows:

                                                              Weighted-Average
                                                 Options       Exercise Price
------------------------------------------------------------------------------
Outstanding-beginning of year                     338,474         $ 13.33
Granted                                            94,834           18.22
Exercised                                         (13,763)          15.73
Forfeited                                            --               --
                                                  -------         -------
Outstanding-end of year                           419,545         $ 14.83
                                                  =======         =======
Exercisable at end of year                        322,726             --

Exercise prices for options issued in 1996 ranged from $18.21 to $18.38 per share. The weighted-average remaining contractual life of those options is 9.2 years.

The following data for 1995 and 1994 has been restated to reflect the effects of the 1996 5% stock dividend:

                   Outstanding                            Options
                    Options        Price Range          Exercisable
---------------------------------------------------------------------
1995               338,474        $7.29 -   $18.35        258,340
1994               436,011         7.29 -    18.35        352,834

                   Options
                   Exercised            Price Range
---------------------------------------------------------------------
1995               177,441          $7.29 -   $17.60
1994                20,595           7.29 -    14.90

Stock options issued to officers and key employees are subject to stock appreciation rights covering up to one-half the number of optioned shares. Options outstanding subject to stock appreciation rights at December 31 were:
1996 - 372,154, 1995 - 291,290 and 1994 - 377,873. The exercise of stock appreciation rights by an optionee is in lieu of exercising the option to purchase and will result in a reduction of an equivalent number of optioned shares.

Stock appreciation rights provide for cash payment equal to the appreciation in value of the shares under option from the date the option was granted. In 1996, approximately $0.6 million in pre-tax income was recognized in connection with stock appreciation rights as a result of the stock price volatility.

J. Retirement and Benefit Plans

The Company has noncontributory group trusteed retirement plans covering substantially all of its employees. The benefits are based on years of service and/or compensation. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets at December 31:


(in Thousands)                                                  1996          1995         1994
--------------------------------------------------------------------------------------------------
Actuarial present value of accumulated benefit obligation,
 including vested benefits of $25,142 in 1996, $20,234
 in 1995 and $15,298 in 1994                                  $ (27,350)    $ (21,806)   $ (16,532)

Plan assets at fair value, primarily listed                   =========     =========    =========
 stocks and bonds held in trust                                  40,963        30,737       24,990
Projected benefit obligation for
 service rendered to date                                       (36,896)      (29,650)     (21,662)
Plan assets in excess of projected                            ---------     ---------    ---------
 benefit obligation                                               4,067         1,087        3,328
Unrecognized net transition asset                                (1,334)       (1,692)      (2,038)
Unrecognized net (gain) loss from past
 experience different from that assumed
 and effect of change in assumptions                             (3,441)        1,743          145
Unrecognized prior service cost                                     729           332          363
                                                              ---------     ---------    ---------
Net prepaid pension cost                                         $   21       $ 1,470      $ 1,798
                                                              =========     =========    =========

Net periodic pension cost for the plans included the following components:

(in Thousands)                                                      1996        1995           1994
----------------------------------------------------------------------------------------------------
Service cost -- benefits earned during the period                 $ 2,441      $ 1,253       $ 1,378
Interest cost on projected benefit obligation                       2,663        1,859         1,604
Actual return on plan assets                                       (5,723)      (5,990)          341
Net amortization and deferral                                       2,247        3,704        (2,773)
                                                                  -------       ------        ------
Net periodic pension cost                                         $ 1,628      $   826        $  550
                                                                  =======       ======        ======

The assumptions used to develop the projected benefit obligation as of December 31 were as follows:

                                              1996        1995         1994
-----------------------------------------------------------------------------
Weighted average discount rate                7.50%       7.00%        8.50%
Rate of increase in compensation              5.50%       5.50%        5.50%
Expected return on plan assets                8.50%       8.50%        8.50%

The actuarial present value of the projected benefit obligation for the U.S. plan decreased by approximately $1.9 million at December 31, 1996 and increased by approximately $4.9 million at December 31, 1995 as a result of the changes in the weighted average discount rate.

The Company has profit sharing plans covering substantially all of its employees. The aggregate expense of these plans, as determined by the Board of Directors, was $3.5 million in 1996, $3.8 million in 1995, and $2.9 million in 1994. In addition, salary-reduction 401(k) Plans are offered to the Company's U.S. employees.

The Company has an unfunded supplemental benefits equalization plan designed to maintain benefit levels for all employees at the plans' formula levels in instances where individual benefits are limited by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.

A deferred compensation plan is provided for employees and directors whereby the individual has the right to defer a portion of his or her current salary. The liability for amounts so deferred has been accrued.

The Company has formal bonus plans for key executives. The plans provide, among other things, that annual bonuses be computed on pre-tax income after consideration for a return on consolidated shareholders' equity. Charges to operations under these plans were $2.4 million in 1996, $1.9 million in 1995 and $1.4 million in 1994.

K. Postretirement Benefits

     In addition to the Company's defined benefit pension plans, the Company sponsors a defined benefit health care plan that provides postretirement medical benefits. The plan is available to certain existing U.S. retirees at March 31, 1993. In addition, U.S. full-time employees who had attained age 55 with at least 15 years continuous service as of March 31, 1993 are eligible to receive medical benefits under the plan subject to a premium limitation of $200 per month. No other current or future employees will be covered by this plan. The plan contains other cost sharing features such as deductibles and coinsurance. The Company's policy is to fund the cost of these medical benefits as premiums are paid and claims are submitted.

     The following table presents the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheets at December 31:

(in Thousands)                             1996        1995         1994
--------------------------------------------------------------------------
Accumulated postretirement
 benefit obligation:
  Retirees                              $ (3,466)    $ (2,779)    $ (2,777)
  Fully eligible active
   plan participants                        (657)        (892)        (835)
  Other active plan
   participants                              (54)         (57)         (38)
                                           -----        -----        -----
                                          (4,177)      (3,728)      (3,650)
Plan assets at fair value                     --           --           --
                                           -----       ------        -----
Accumulated postretirement
  benefit obligation in
  exess of plan assets                    (4,177)      (3,728)      (3,650)
Unrecognized net loss (gain)                 153         (329)        (467)
Unrecognized transition obligation         3,316        3,524        3,731
                                          ------       ------       ------
Accrued postretirement benefit cost       $ (708)      $ (533)      $ (386)
                                          ======       ======       ======

The assumptions used to develop the net periodic postretirement benefit costs and the accumulated postretirement benefit obligations were as follows:

                                             1996        1995         1994
---------------------------------------------------------------------------
Weighted average
 discount rate                               7.50%       7.00%        8.50%
Health care cost trend rate:
 Retirees under age 65                       9.50%      10.00%       10.50%
 Retirees age 65 and older                   7.50%       7.75%        8.00%

Net periodic postretirement benefit cost includes the following components:

(in Thousands)                               1996        1995         1994
---------------------------------------------------------------------------
Service cost                                $   5       $   4       $    5
Interest cost                                 293         259          314
Amortization of transition
 obligation over 20 years                     207         207          207
Net amortization and deferral                 --           15            7
Net periodic postretirement                 ------------------------------
 benefit cost                               $ 505       $ 485        $ 533
                                            ==============================
The health care cost trend rate for retirees under age 65 is assumed to decline by 1/2% per year until an ultimate rate of 5.50% is reached in 2005 and later years. For retirees age 65 and older, the health care cost trend rate is assumed to decline by 1/4% per year until an ultimate rate of 5.50% is reached in 2005 and later years.

The accumulated postretirement benefit obligation decreased by approximately $0.2 million in 1996 and increased by approximately $0.4 million in 1995 as a result of the changes in the weighted average discount rate.

The effect of increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation by approximately $0.3 million at December 31, 1996 and would not be significant to reported net periodic postretirement benefit cost.


L. Accrued Liabilities

Accrued liabilities for Manufacturing and Distribution and Financial Services are summarized as follows:

(in Thousands)                    1996        1995            1994
-------------------------------------------------------------------
Insurance                      $   7,871    $ 7,724         $ 6,113
Compensation                       6,203      3,467           3,703
Service agreements                 2,955      3,878           2,619
Deferred revenue                   2,515        --              --
Profit sharing                     1,444      1,538           1,410
Dealer commissions                 1,073        795             981
Stock appreciation rights            490      1,120             888
Interest                             293        876             510
Other                              4,920      3,018           1,596
                              --------------------------------------
                              $   27,764   $ 22,416        $ 17,820
                              ======================================

M. Income Taxes

The components of income before income taxes consisted of the following:

(in Thousands)             1996            1995               1994
-------------------------------------------------------------------
Domestic               $  9,427         $  8,269          $   5,645
Foreign                  12,982           12,546             10,308
                       --------------------------------------------
                       $ 22,409         $ 20,815          $  15,953
                       ============================================

Federal, foreign and state income tax expense (benefit) consisted of the following:

(in Thousands)                   1996        1995         1994
---------------------------------------------------------------
Currently payable:
 Federal                      $  2,580     $ 4,692     $  1,637
 Foreign                         5,051       4,675        4,199
 State                             328         673          353
                              ---------------------------------
                                 7,959      10,040        6,189
                              ---------------------------------
Deferred:
 Federal                           439      (1,757)         401
 Foreign                          (184)         24         (250)
 State                              68        (219)          88
                              ---------------------------------
                                   323      (1,952)         239
                              ---------------------------------
Total income tax expense      $  8,282     $ 8,088     $  6,428
                              =================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

(in Thousands)                   1996        1995         1994
---------------------------------------------------------------
Deferred tax liabilities:
 Lease finance revenues       $  7,203     $ 4,696     $  4,207
 Excess tax over book
  depreciation                   1,705       1,281        1,262
 Pension assets                      -         497          707
 LIFO inventory
  accounting change                236         471          621
 Other                             717         668          670
                              ---------------------------------
   Total deferred tax
     liabilities                 9,861       7,613        7,467
                              ---------------------------------
Deferred tax assets:
 Insurance reserves              2,676       2,626        2,058
 Compensation                    2,242       2,268        1,846
 Accounts receivable             1,169       1,579        1,088
 Service agreements              1,159         821          641
 Inventory                         743         762          640
 Tax credit carryforward           700           -            -
 Other                             988       1,009          774
                              ---------------------------------
   Total deferred
     tax assets                  9,677       9,065        7,047
---------------------------------------------------------------
   Net deferred tax
    liability (asset)         $    184     $(1,452)     $   420
===============================================================

The differences between the income tax provisions and the amounts computed by applying the U.S. Federal statutory rate (35%) are explained as follows:

(in Thousands)                   1996        1995         1994
---------------------------------------------------------------
Statutory provision           $  7,843     $ 7,285      $ 5,584
State income taxes,
  net of federal tax
  benefit                          257         295          287
Foreign subsidiaries               323         308          341
Other - net                       (141)        200          216
                              ---------------------------------
Provision                     $  8,282     $ 8,088      $ 6,428
                              =================================

For federal income tax purposes, the Company has approximately $0.7 million of alternative minimum tax payments available to offset future domestic regular income taxes payable to the extent such regular taxes exceed alternative minimum taxes payable.

The Raymond Corporation files a consolidated federal tax return which includes Raymond Leasing Corporation and all required domestic subsidiaries.

Deferred income taxes and income taxes payable reported in the consolidated balance sheets include the aggregate amounts for Manufacturing and Distribution and Financial Services.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $52.6 million at December 31, 1996. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $2.6 million would be payable upon remittance of all previously unremitted earnings at December 31, 1996.

N. Business Segment Information

The Company operates predominantly in one business segment, that being the design, manufacture, distribution and service of materials handling equipment. Revenues from unaffiliated customers are realized primarily through its Dealer Network which is predominantly located in North America.

For purposes of segment information, operating income is total revenue less applicable operating expenses. In computing results from foreign operations, exchange transaction gains and losses have been added or deducted. Domestic transfers are at cost while foreign transfers are at prices to allow for reasonable profit margins. Identifiable assets include investments in and advances to unconsolidated investees which are discussed in Note C.

A summary of information about the Company's operation within the one business segment follows:

(in Thousands)
-----------------------------------------------------------------
Product Mix                      1996        1995         1994
-----------------------------------------------------------------
Total Revenues                 $308,807    $285,383    $229,547
Narrow and very
 narrow aisle applications           56%         60%         57%
All other applications               20%         18%         20%
Repair and replacement parts         16%         16%         17%
Leasing and rentals                   5%          5%          5%
Service                               2%          -           -
Other                                 1%          1%          1%

-----------------------------------------------------------------
Geographic Areas                 1996        1995         1994
-----------------------------------------------------------------
United States:
 Unaffiliated customers       $194,761     $163,737     $129,460
 Interarea sales
   and transfers*               19,622       23,015       20,136
                              -----------------------------------
                               214,383      186,752      149,596
Canada:
 Unaffiliated customers         28,083       12,553       10,880
 Interarea sales
   and transfers               101,202      101,134       81,891
                              -----------------------------------
                               129,285      113,687       92,771
 Eliminations                  (34,861)     (15,056)     (12,820)
                              -----------------------------------
Total Revenues                $308,807     $285,383     $229,547
                              ===================================

                                 1996        1995         1994
-----------------------------------------------------------------------------
Operating Income:
United States                 $ 12,476    $ 12,028     $  9,573
Canada                          12,987      12,508       10,331
                              -----------------------------------
                              $ 25,463     $24,536     $ 19,904
                              ===================================

Identifiable Assets:
United States                 $247,004    $210,510     $180,196
Canada                          75,934      39,417       24,180
                              -----------------------------------
                              $322,938    $249,927     $204,376
                              ===================================

*Includes sales of $7,283, $12,477, and $11,082 in 1996, 1995 and 1994,
 respectively, to Canadian company at arms-length pricing which previously was unconsolidated but which was consolidated effective in the fourth quarter of 1996.

O. Commitments and Contingencies

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

The Company is also one of seventeen remaining defendants in a private environmental lawsuit pertaining to a site remediation. The plaintiffs have alleged that scrap metal purchased from the Company was hazardous and/or was coated with certain solvents and/or cutting oils. Plaintiffs have the burden of proving the nature and extent of the Company's contribution to the site, as well as the burden of proving what portion of the material delivered to the site was "hazardous" as that term is defined in the environmental statutes. Plaintiffs have successfully moved for partial summary judgment, on liability only, against two co-defendants who contributed scrap metal to the site. Similar motions as to the Company and two other co-defendants are pending. The Company is aggressively defending the claim and does not believe it is likely to have a material adverse effect on the Company.

In addition to the matters discussed above, the Company is subject to various other legal proceedings, claims and liabilities which have arisen in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial results of operations or financial position of the Company.

The Company has agreements with certain officers which provide, in the event of a change in control of the Company, for continuing the employment of the officer for a period of three years at salary and benefit levels not less than that which existed immediately prior to the change in control. In the event of termination of employment without cause during this three year period, the officer's non cash benefits continue for the remainder of the three year period together with a single advance payment of any cash compensation due for the remainder of the three year period.


----------------------------------------------------------------------------------------------------------------------------------
P. Quarterly Information (Unaudited)
(in Thousands, except per share data)

1996 Quarters                                                   First               Second               Third            Fourth
----------------------------------------------------------------------------------------------------------------------------------
 Revenues                                                      $69,628             $67,798              $75,755           $95,626
 Gross profit*                                                  15,200              15,118               16,932            24,573
 Net income                                                      3,382               3,310                3,828             4,500
 Per share amounts:
  Net income (Primary)                                             .45(1)              .45(1)               .51(1)            .58(1)
  Net income (Fully Diluted)                                       .37                 .36                  .41               .47
  Cash dividends                                                     -                .025                 .025              .025
  Market price range:
           High                                                  22.62               19.75                20.63             19.25
           Low                                                   17.25               16.00                16.75             16.00


1995 Quarters                                                   First               Second               Third              Fourth
----------------------------------------------------------------------------------------------------------------------------------
 Revenues                                                      $73,007             $72,843              $68,959           $70,574
 Gross profit*                                                  17,256              17,651               15,236            16,303
 Net income                                                      3,075               3,485                3,002             3,512
 Per share amounts:
  Net income (Primary)                                             .44(2)              .50(2)               .41               .47
  Net income (Fully Diluted)                                       .35                 .38                  .33               .38
  Market price range:
           High                                                  17.46               21.19                20.24             22.38
           Low                                                   14.29               17.62                17.38             18.39


*Includes net sales, lease finance revenues and rental revenues less applicable expenses.

(1) Primary earnings per share would have been $0.37, $0.36, $0.41, and $0.47 in the first, second, third, and fourth quarters of 1996, respectively, if the $51.3 million conversion of debentures, which occurred primarily in the fourth quarter of 1996 through January 21, 1997, occurred as of January 1, 1996.

(2) Primary earnings per share would have been $0.43 and $0.48 in the first and second quarters of 1995, respectively, if the $6.2 million conversion of debentures, which occurred in the third quarter of 1995, had occurred as of January 1, 1995.

The Raymond Corporation is traded on the NASDAQ National Market System (ticker symbol RAYM). The common stock market prices indicated in the tables above represent inter-dealer prices as reported by NASDAQ without retail markups, markdowns or commissions and do not necessarily represent actual transactions.

THE RAYMOND CORPORATION AND SUBSIDIARIES

SCHEDULE I - Condensed Financial Information of Registrant
                       - The Raymond Corporation

Years ended December 31, 1996, 1995 and 1994

Condensed Balance Sheets

                                                                                 December 31,
                                                             ----------------------------------------------------
                                                                  1996               1995              1994
                                                             ----------------------------------------------------
Assets

Current Assets

Cash                                                         $     559,647      $     759,712     $   4,081,322

Accounts Receivable (including $12,263,324,
$18,727,995 and $12,132,856 due from
unconsolidated investees in 1996, 1995 and 1994,
respectively) less allowances ($1,828,051 in 1996,
$1,718,651 in 1995 and $986,093 in 1994).                       33,493,460         30,685,950        34,554,193

Inventories                                                     28,243,595         29,453,674        25,513,226

Other Current Assets                                             3,348,927          2,801,298         2,453,898
                                                             -------------      -------------     -------------
Total Current Assets                                            65,645,629         63,700,634        66,602,639

Property, Plant & Equipment                                     46,144,700         41,466,806        36,944,902
Allowance for Depreciation                                     (26,691,257)       (24,845,922)      (24,622,493)
                                                             -------------      -------------     -------------
   Net Property, Plant & Equipment                              19,453,443         16,620,884        12,322,409

Investment in and Advances to Wholly-owned
Subsidiaries and Unconsolidated Investees, at Equity.          124,979,445        107,801,894       101,180,813

Other Assets                                                     6,718,897          3,943,511         4,360,714
                                                             -------------      -------------     -------------
Total Assets                                                 $ 216,797,414      $ 192,066,923     $ 184,466,575
                                                             =============      =============     =============


The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES

SCHEDULE I - Condensed Financial Information of Registrant
                       - The Raymond Corporation

Years ended December 31, 1996, 1995 and 1994

Condensed Balance Sheets

                                                                                 December 31,
                                                             ----------------------------------------------------
                                                                  1996               1995              1994
                                                             ----------------------------------------------------


Liabilities and Shareholders' Equity

Current Liabilities                                         $  43,055,405       $  34,097,486     $  41,574,752


Long-term Debt (Note B)                                        38,060,000          51,260,000        57,500,000

Other Liabilities                                               7,009,706           5,375,199         4,392,108

Shareholders' Equity
Common Stock                                                   12,422,541          10,650,666         9,546,332

Other Shareholders' Equity                                    116,249,762          90,683,572        71,453,383
                                                            -------------       -------------     -------------
Total Shareholders' Equity                                    128,672,303         101,334,238        80,999,715
                                                            -------------       -------------     -------------

Total Liabilities and Shareholders' Equity                  $ 216,797,414       $ 192,066,923     $ 184,466,575
                                                            =============       =============     =============


The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES

SCHEDULE I - Condensed Financial Information of Registrant
                       - The Raymond Corporation

Years ended December 31, 1996, 1995 and 1994

Condensed Statements of Income

                                                                                 Years Ended
                                                                                 December 31,
                                                             ---------------------------------------------------
                                                                  1996               1995              1994
                                                             ---------------------------------------------------
Net Sales                                                    $ 170,375,239      $ 169,507,696      $ 142,333,992
Other Income, Net                                                7,750,173          9,122,514          7,872,226
                                                             -------------      -------------      -------------
Total Revenues                                                 178,125,412        178,630,210        150,206,218

Cost of Sales                                                  140,169,904        135,066,815        113,340,243

Selling, General and Administrative Expenses
(Includes Research & Development Costs of
$3,269,000 in 1996, $3,601,000 in 1995 and
$3,958,000 in 1994)                                             32,031,284         34,972,693         28,479,361

Interest Expense                                                 2,969,918          3,694,630          3,926,796
                                                             -------------      -------------      -------------
Total Cost of Sales and Expenses                               175,171,106        173,734,138        145,746,400

Income Before Taxes and Equity in Earnings of
Wholly-owned Subsidiaries and Unconsolidated
Investees                                                        2,954,306          4,896,072          4,459,818

Income Tax Expense                                               1,091,851          1,902,413          1,796,883

Equity in Net Income of Wholly-owned Subsidiaries
and Unconsolidated Investees                                    13,156,966         10,080,276          7,064,336
                                                             -------------      -------------      -------------
Net Income                                                   $  15,019,421      $  13,073,935      $   9,727,271
                                                             =============      =============      =============


The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES

SCHEDULE I - Condensed Financial Information of Registrant
                       - The Raymond Corporation

Years ended December 31, 1996, 1995 and 1994

Condensed Statements of Cash Flow

                                                                                 Years Ended
                                                                                 December 31,
                                                             ---------------------------------------------------
                                                                  1996               1995              1994
                                                             ---------------------------------------------------
Net Cash Provided by
Operating Activities                                         $ 10,653,652       $     236,890      $  6,019,696

Cash Flows from Investing Activities

Additions to Property, Plant and Equipment                     (6,100,980)         (6,806,129)       (2,972,384)

Proceeds from Sales of Property, Plant & Equipment                 90,917              22,248             7,750

Investments in and Advances to Wholly-owned
Subsidiaries and Unconsolidated Investees                      (4,272,089)          3,123,802       (22,383,741)
                                                              -----------       -------------      ------------

Net Cash Used for Investing Activities                        (10,282,152)         (3,660,079)      (25,348,375)

Cash Flows from Financing Activities

Cash Dividends Paid                                              (572,650)                  0                 0

Capital Stock Transactions, Net                                     1,085             101,579           121,222
                                                              -----------       -------------      ------------
Net Cash (Used for) Provided by Financing Activities             (571,565)            101,579           121,222

Decrease in Cash                                                 (200,065)         (3,321,610)      (19,207,457)

Cash Balance at January 1,                                        759,712           4,081,322        23,288,779
                                                              -----------       -------------      ------------
Cash Balance at December 31,                                 $    559,647       $     759,712      $  4,081,322
                                                              ===========       =============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Noncash Activities:
      Common Stock Issued for Conversion
         of Debentures                                       $ 13,115,195       $   6,240,000      $         -


The accompanying notes are part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES

SCHEDULE I - Condensed Financial Information of Registrant
                       - The Raymond Corporation

Years ended December 31, 1996, 1995 and 1994

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


NOTE B - Long-Term Debt

                                                              1996                   1995              1994
                                                           -----------            -----------       -----------
6.5% convertible subordinated debentures
     due December 15, 2003. Interest is
     payable semi-annually.                                $38,060,000            $51,260,000       $57,500,000
                                                           ===========            ===========       ===========


On December 20, 1996, the Company issued a Call for Redemption of its 6.5% convertible subordinated debentures due December 15, 2003. Prior to the January 21, 1997 redemption date, debenture holders could convert their outstanding debentures into common stock of the Company at a conversion price of approximately $16.07 per share or receive 103.5% of their principal amount, plus accrued interest, upon redemption. Subsequent to the call date and prior to December 31, 1996, debenture holders converted $3.7 million of debentures into 229,034 shares of common stock. Prior to issuing the Call for Redemption, an additional $9.5 million of the debentures were converted into 592,503 shares of common stock primarily in the fourth quarter of 1996.

Through January 21, 1997, substantially all of the debentures outstanding at December 31, 1996 were converted and an additional 2,368,395 shares of common stock were issued. The 1996 and 1997 conversions were at the originally stated conversion rates adjusted for stock dividends.

THE RAYMOND CORPORATION AND SUBSIDIARIES

SCHEDULE I - Condensed Financial Information of Registrant
                       - The Raymond Corporation

Years ended December 31, 1996, 1995 and 1994

Notes to Condensed Financial Statements  (cont'd)

NOTE C - Guarantee

Raymond Leasing Corporation, a wholly-owned subsidiary of the Company, has a $4,000,000 long-term debt obligation outstanding at December 31, 1996. Under terms of the debt agreement, the Company has guaranteed the payment of all principal and interest.


NOTE D - Dividends from Subsidiaries and Investees

Cash dividends paid to The Raymond Corporation from unconsolidated investees accounted for under the equity method were $251,504 in 1996, $335,393 in 1995, and $107,969 in 1994. No cash dividends were paid to The Raymond Corporation by subsidiaries in 1996, 1995, or 1994.

THE RAYMOND CORPORATION AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

Year Ending December 31, 1996

          COL. A                 COL. B                    COL. C                         COL. D               COL. E
-------------------------   ----------------  ----------------------------------     ----------------     -----------------
                                                         Additions
                                              ----------------------------------
                                                    (1)               (2)
                            Balance at        Charged to        Charged              Deductions           Balance at
                            Beginning         Costs and         to Other             from                 Close of
      Description           Of Period         Expenses          Accounts             Reserve              Period
-------------------------   ----------------  ----------------  ----------------     ----------------     -----------------
Reserve and allowances deducted from asset accounts:

     Allowance for doubtful
     accounts & losses on
     investment in leases        $3,501,557           357,016            127,139-D            241,304-B         $3,744,408
                            ================  ================  ================     ================     =================

Reserves reported in accrued liabilities:

     Service agreements          $3,625,755         5,213,402                               6,251,465-A         $2,587,692
     Insurance reserves           7,723,735         5,587,868                               5,440,137-C          7,871,466
                            ----------------  ----------------  ----------------     ----------------     -----------------
                                $11,349,490       $10,801,270                             $11,691,602          $10,459,158
                            ================  ================  ================     ================     =================


A - Warranty & maintenance costs charged against reserve.

B - Bad debt write-offs charged against reserve.

C - Insurance costs charged against reserve.

D - Relates to companies acquired in 1996.

THE RAYMOND CORPORATION AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

Year Ending December 31, 1995

          COL. A                 COL. B                    COL. C                         COL. D               COL. E
-------------------------   ----------------  ----------------------------------     ----------------     -----------------
                                                         Additions
                                              ----------------------------------
                                                    (1)               (2)
                            Balance at        Charged to        Charged              Deductions           Balance at
                            Beginning         Costs and         to Other             from                 Close of
      Description           Of Period         Expenses          Accounts             Reserve              Period
-------------------------   ----------------  ----------------  ----------------     ----------------     -----------------
Reserve and allowances deducted from asset accounts:

     Allowance for doubtful
     accounts & losses on
     investment in leases        $2,214,881        $1,399,000                                $112,324-B         $3,501,557
                            ================  ================  ================     ================     =================

Reserves reported in accrued liabilities:

     Service agreements          $2,443,168        $6,902,683                              $5,720,096-A         $3,625,755
     Insurance reserves           6,053,159         7,567,802                               5,897,226-C          7,723,735
                            ----------------  ----------------  ----------------     ----------------     -----------------
                                 $8,496,327       $14,470,485                             $11,617,322          $11,349,490
                            ================  ================  ================     ================     =================

A - Warranty & maintenance costs charged against reserve.

B - Bad debt write-offs charged against reserve.

C - Insurance costs charged against reserve.

THE RAYMOND CORPORATION AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

Year Ending December 31, 1994

          COL. A                 COL. B                    COL. C                         COL. D               COL. E
-------------------------   ----------------  ----------------------------------     ----------------     -----------------
                                                         Additions
                                              ----------------------------------
                                                    (1)               (2)
                            Balance at        Charged to        Charged              Deductions           Balance at
                            Beginning         Costs and         to Other             from                 Close of
      Description           Of Period         Expenses          Accounts             Reserve              Period
-------------------------   ----------------  ----------------  ----------------     ----------------     -----------------
Reserve and allowances deducted from asset accounts:

     Allowance for doubtful
     accounts & losses on
     investment in leases        $1,727,740        $1,079,908                                $592,767-B         $2,214,881
                            ================  ================  ================     ================     =================

Reserves reported in accrued liabilities:

     Service agreements          $1,737,219        $4,612,619                              $3,906,670-A         $2,443,168
     Insurance reserves           4,764,346         6,527,819                               5,239,006-C          6,053,159
                            ----------------  ----------------  ----------------     ----------------     -----------------
                                 $6,501,565       $11,140,438                              $9,145,676           $8,496,327
                            ================  ================  ================     ================     =================

A - Warranty & maintenance costs charged against reserve.

B - Bad debt write-offs charged against reserve.

C - Insurance costs charged against reserve.