Form 10-K/A
period 1996-12-31
RAYMOND CORP
filed 1997-04-30
CIK 82231

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996
                          -----------------
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

Commission file # 0-2129
                  ------
                             THE RAYMOND CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                New York                           15-0372290
--------------------------------         ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


20 South Canal Street, Greene, New York                      13778
----------------------------------------                  ------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code   (607) 656-2311
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $1.50 par value per share
--------------------------------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ----
As of March 14, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $255,620,275.

As of March 14, 1997, there were 10,705,623 shares of the registrant's Common Stock, $1.50 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

       Part III, Item 10.    Directors and Executive Officers of the Registrant.

       Part III, Item 11.    Executive Compensation.

       Part III, Item 12.    Security Ownership of Certain
                             Beneficial Owners and Management.

       Part III, Item 13.    Certain Relationships and
                             Transactions.

The information required under these items, originally to be incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year, is contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.

                                 SIGNATURE

                                 Pursuant to the requirements of Section
                                 13 or 15(d) of the Securities Exchange
                                 Act of 1934, the Registrant has duly
                                 caused this Amendment No. 1 on Form
                                 10-K/A to be signed by the undersigned,
                                 duly authorized.


                                 THE RAYMOND CORPORATION

                                 By:/s/ Paul J. Sternberg
                                    ----------------------
                                    Vice President, General Counsel & Secretary

                                  Attachment A

Item 10. Directors and Executive Officers of the Registrant

         Information regarding Executive Officers has been included in Part I of the Form 10-K Report of the Company filed April 15, 1997.

         The names, ages and positions of all the Directors of The Raymond Corporation ("Raymond"), as of March 14, 1997, are listed below together with their business experience during the past five years. The Board of Directors is currently comprised of 10 Directors and divided into three classes as nearly equal in number as possible. At each Annual Meeting, Directors constituting one class are nominated for election. Directors of Raymond serve for terms of three
(3) years and until their respective successors are elected and qualified. There are no family relationships among the Executive Officers or Directors of Raymond, nor any arrangement or understanding between any Executive Officer or Director or any other person pursuant to which the Executive Officer or Director was elected.

Ross K. Colquhoun, 66, a Director since 1984, was named Chairman of the Board and Chief Executive Officer of Raymond in August 1995. Previously, Mr. Colquhoun served as President and Chief Executive Officer of Raymond from July 1987 to August 1995. Mr. Colquhoun is also Chairman of the Board of G. N. Johnston Equipment Co., Ltd. and Associated Material Handling Industries, Inc., both subsidiary distributors of the Company's products, and a member of the Board of Directors of Material Handling Associates, Inc. ("M.H.A."), Raymond's joint venture company with Mitsubishi Caterpillar Forklift America Inc. Mr. Colquhoun's term of office as a Director expires at the 1998 Annual Meeting.

James J. Malvaso, 46, a Director since 1995, was named President and Chief Operating Officer of Raymond in August 1995 and served as Vice President-Operations from 1993 to 1995. Prior to joining Raymond, Mr. Malvaso held the position of Vice President of Operations of Pfaudler-U.S., Inc. from 1990 to 1993. Pfaudler-U.S., Inc. is a leading manufacturer of glass-lined reactors, pressure vessels and accessories with revenues in excess of $130 million. Mr. Malvaso's term of office as a Director expires at the 1999 Annual Meeting.

James F. Matthews, 62, a Director since 1994, is a nominee for election as Director. Mr. Matthews has been the President of The Matco Group, Inc., a diversified holding company, since 1965. He is a Director or trustee of several civic and charitable organizations including the Northeast Regional Advisory Board of Chase Manhattan Bank, Broome County Charities, Lourdes Hospital, Mom's House and Syracuse Cancer Research Institute.

John E. Mott, 72, a Director since 1974, is a nominee for election as Director. Mr. Mott is Secretary of Raymond Industrial Equipment, Limited, a wholly-owned Canadian subsidiary of the Company. Formerly, he served as Chairman of the Board of Raymond Industrial Equipment, Limited and Vice President-International Operations of Raymond. Mr. Mott is also President of Twenty-Five Investments Ltd., a Canadian investment company.

Michael R. Porter, 50, a Director since 1989, has been President of Nexus Corporation, a greenhouse manufacturing company, since January 1994. Previously, during 1993-1994, he was President of Phiji Group, Inc., an investment company, and prior thereto he was President and General Manager of Diversified Transmission Products, Borg Warner Automotive Inc. from 1991 to 1993. Mr. Porter's term of office as a Director expires at the 1999 Annual Meeting.

George G. Raymond, Jr., 75, a Director since 1946, served as Chairman of the Board of Raymond from 1973 to August 1995. He is a lifetime trustee of Alfred University. Mr. Raymond's term of office as a Director expires at the 1999 Annual Meeting.

Arthur M. Richardson, 70, a Director since 1984, is a nominee for election as Director. Mr. Richardson has been President of Richardson Capital Corporation, a venture capital company, since 1985. He is a member of the Boards of Directors of Goulds Pumps, Inc., Rochester Gas and Electric Corporation, Transmation Corp. and Horus Therapeutic Inc. Mr. Richardson also serves as a trustee of the University of Rochester.

Dr. M. Richard Rose, 64, a Director since 1979, served as President of Rochester Institute of Technology from 1979 to 1992. He is a member of the Boards of Directors of Rochester Gas and Electric Corporation and Baldwin Technology Company, Inc. Dr. Rose also serves as a trustee of Roberts Wesleyan College and Vice Chairman of the Seneca County Redevelopment Authority. Dr. Rose's term of office as a Director expires at the 1999 Annual Meeting.

John V. Sponyoe, 58, a Director since 1995, has been the President of Lockheed Martin Federal Systems - Owego since March 1994. Lockheed Martin Federal Systems
- Owego, a division of Lockheed Martin Corporation, formerly known as Loral Federal Systems -Owego, a division of Loral Corporation, is a developer and manufacturer of hardware and software systems located in Owego, New York. From June 1987 through February 1994, Mr. Sponyoe was Vice President and General Manager of IBM Federal Systems Company - Owego. Mr. Sponyoe is a member of the Boards of Directors of BSB Bank & Trust Company and Guthrie Healthcare Systems and a Director or trustee of several educational, civic and charitable organizations, including Roberson Museum & Science Center and Binghamton University School of Management. Mr. Sponyoe's term of office as a Director expires at the 1998 Annual Meeting.

Michael O. Womack, 55, a Director since 1995, has been the President of Womack Material Handling Systems, Inc. since June 1978. Located in Wallingford, Connecticut, Womack Material Handling Systems, Inc. is a member of the Company's Dealer Network. Mr. Womack's term of office as a Director expires at the 1998 Annual Meeting.

Committees of the Board of Directors

         Committees of the Board include the Executive, Finance, Human Resource, Executive Compensation, Audit and Pension Plan Review Committees. There is no nominating committee. The nominating function is fulfilled by the Human Resource Committee. The Human Resource Committee will consider nominees for Directors recommended by shareholders. Although no formal procedure has been established, shareholders may submit recommendations to the Secretary of the Company at P.O. Box 130, Greene, New York, 13778 at the time set forth for submitting shareholder proposals.

         The Executive Committee presently has four members: Messrs. Colquhoun, Matthews, Richardson and Sponyoe. The function of this committee is to act in place of the Board between Board Meetings in the event a matter requires immediate attention. This committee held two meetings in 1996.

         The Finance Committee presently has four members: Messrs. Richardson, Malvaso, Rose and Sponyoe. The function of this committee is to review capital requirements and make recommendations to the Board of Directors with respect thereto. This committee held two meetings in 1996.

         The Human Resource Committee presently has four members: Messrs. Rose, Matthews, Porter and Richardson. The Committee has the responsibility of reviewing management practices and matters of employee relations, training programs and affirmative action. The Human Resource Committee held three meetings in 1996.

         The Executive Compensation Committee presently has four members:
Messrs. Rose, Matthews, Porter and Richardson. The Executive Compensation Committee reviews Raymond's compensation philosophy and programs, sets compensation for the Chief Executive Officer and authorizes executive compensation to officers. It also is responsible for the administration of Raymond's Stock Option Plans. The Executive Compensation Committee held one meeting in 1996.

         The Audit Committee presently has four members: Messrs. Porter, Matthews, Mott and Sponyoe. The functions of the Audit Committee are to receive and review the audits of Raymond's books by outside independent auditors, to review the internal audit function, to consider matters of accounting policy and to investigate and make a recommendation to the Board of Directors each year with respect to the appointment of independent auditors for the following year. The committee held three meetings in 1996.

         The Pension Plan Review Committee presently has four members: Messrs. Womack, Malvaso, Mott and Richardson. This Committee reviews the Pension Plans of Raymond and makes recommendations to the Board with respect thereto. This committee held two meetings in 1996.

         Pursuant to the Bylaws of Raymond, Mr. Colquhoun is an ex officio member of all committees of the Board except for the Audit Committee and the Executive Compensation Committee.

         The Board of Directors met six times during Fiscal 1996. During 1996, all incumbent Directors attended 100% of the Board Meetings and meetings of committees on which they served.

Section 16(a)     Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires Raymond's Directors and executive officers to file with the SEC and the National Association of Securities Dealers Association initial reports of ownership and reports of changes in ownership of The Raymond Corporation.

         To Raymond's knowledge, based solely on review of copies of such reports furnished to Raymond and written representations that no other reports were required during the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten percent beneficial owners were complied with. However, stock options granted May 24, 1995 to directors James J. Matthews, John E. Mott, Michael R. Porter, Arthur
M. Richardson, Dr. M. Richard Rose, John V. Sponyoe and Michael O. Womack in the amount of 920 shares each were inadvertently not reported on a Form 5 in February 1996. Reports were filed as soon as the oversight was discovered.

Item 11. Executive Compensation

         The following table sets forth information with respect to the Chief Executive Officer and the four most highly compensated other executive officers of Raymond.

                           SUMMARY COMPENSATION TABLE

                                            ----------------------------------------------------------------
                                                         Annual Compensation                  Long-Term
                                                                                             Compensation
                                            ----------------------------------------------------------------
                                                                                           -----------------
                                                                                                Awards
                                                                                           -----------------
------------------------------------------------------------------------------------------------------------------------------------
Name and                      Year           Salary           Bonus         Other Annual      Securities         All other
Principal Position                           ($)              ($)           Compensation ($)  Underlying         Compensation ($)
                                                                                              Options/SARs
                                                                                              (#)(1)
            (a)               (b)             (c)             (d)                (e)            (f)                  (g)
------------------------------------------------------------------------------------------------------------------------------------
Ross K. Colquhoun             1996           439,490          400,587                          29,185            50,378 (2)(3)(4)(5)
Chairman of the Board &       1995           381,471          325,751                          23,538            52,143
C.E.O.                        1994           318,101          314,660                          25,005            43,962
------------------------------------------------------------------------------------------------------------------------------------
James J. Malvaso              1996           165,398          219,117                           9,056            17,009 (2)(3)(4)(5)
President & C.O.O.            1995           132,788          203,594                           6,009            14,177
                              1994           114,423          124,830                           6,135            11,705
------------------------------------------------------------------------------------------------------------------------------------
William B. Lynn               1996           170,298          219,117                           9,345            17,778 (2)(3)(4)(5)
Executive Vice President      1995           159,328          203,594                           9,757            19,557
                              1994           150,421          124,830                           9,376            15,933
------------------------------------------------------------------------------------------------------------------------------------
Jerome R. Dinn                1996           129,553          175,294                           5,014            14,347 (2)(3)(4)(5)
Vice President - National     1995           125,470          162,876                           4,465            15,747
Accounts                      1994           121,397          124,830                           4,978            14,067
------------------------------------------------------------------------------------------------------------------------------------
Margaret L. Gallagher         1996           125.175          175,294                           5,528            13,212 (2)(3)(4)(5)
Vice President - Marketing    1995           119,106          162,876                           5,788            14,991
                              1994           117,769          124,830                           7,698            12,886
------------------------------------------------------------------------------------------------------------------------------------

(1)      Adjusted to reflect the 1996 5% stock dividend.
(2)      Includes insurance premiums paid for the benefit of Mr. Colquhoun, $7,301, Mr. Malvaso, $996,
         Mr. Lynn, $1,466, Mr. Dinn, $1,654 and Ms. Gallagher, $891.
(3)      Includes cash profit sharing amounts of $17,038 to Mr. Colquhoun, $6,537 to Mr. Malvaso, $6,750 to Mr. Lynn, $5,183 to
         Mr. Dinn and $4,991 to Ms. Gallagher.
(4)      Includes deferred profit sharing amounts of $3,704 for Mr. Colquhoun and each named executive officer.
(5)      Includes deferred profit sharing amounts under supplemental benefits equalization plan of $22,335 to Mr. Colquhoun,
         $5,772 to Mr. Malvaso, $5,858 to Mr. Lynn, $3,806 to Mr. Dinn and $3,626 to Ms. Gallagher.

         The following table shows, as to the Chief Executive Officer and the four most highly compensated other executive officers of Raymond, information about option grants in the last fiscal year under The Raymond Corporation Stock Option Plan (1995).

                      OPTION GRANTS IN THE LAST FISCAL YEAR

                                                                                                 Potential Realizable Value At
                                                                                                 Assumed Annual Rates of Stock Price
                                            Individual Grants                                    Appreciation for Option Term
---------------------------------------------------------------------------------------------    -----------------------------------
                                             Percent of
                           Number of         Total
                           Securities        Options/SARs
                           Underlying        Granted to        Exercise or
                           Options/SARs      Employees in      Base Price
Name                       Granted (#)(1)    Fiscal 1996       ($/SH)         Expiration Date    5% ($)(2)     10% ($)(2)
           (a)                 (b)               (c)              (d)               (e)             (f)            (g)
------------------------------------------------------------------------------------------------------------------------------------

Ross K. Colquhoun           29,185             33.6%            $18.21            3/01/06         $334,168      $847,241
James J. Malvaso             9,056              10.4             18.21            3/01/06          103,691       262,896
William B. Lynn              9,345              10.8             18.21            3/01/06          107,000       271,285
Jerome R. Dinn               5,014               5.8             18.21            3/01/06           57,410       145,556
Margaret L. Gallagher        5,528               6.4             18.21            3/01/06           63,296       160,478

(1) Stock options granted on March 2, 1996 under Raymond's Stock Option Plan. Options became fully exercisable on March 2, 1997.
(2) The assumed annual rates of appreciation of five and ten percent would result in the price of Raymond's Common Stock increasing to $29.66 and $47.24, respectively, from the $18.21 market price on the date of grants. Over the last 10 years, the market price of Raymond's Common Stock has increased at a compounded annual rate of 1.3%.



The following table shows aggregate option exercises in the last fiscal year and fiscal year-end option values for the Chief Executive Officer and the four most highly compensated other executive officers.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                       AND
                        FISCAL YEAR-END OPTION/SAR VALUES

                                                                          Number of Securities              Value of Unexercised
                                                                         Underlying Unexercised                 In-The-Money
                                                                             Options/SARs at                  Options/SARs at
                                                                            December 31, 1996              December 31, 1996 (1)
                                                                                   (#)                              ($)
                            Shares Acquired        Value
Name                        on Exercise (#)(2)     Realized ($)      Exercisable     Unexercisable    Exercisable     Unexercisable
----                        ------------------     ------------      -----------     -------------    -----------     -------------
           (a)                     (b)                 (c)               (d)              (d)             (e)              (e)

Ross K. Colquhoun                  -0-                 -0-              73,258           29,185        $148,344            N/A
James J. Malvaso                   -0-                 -0-               6,009            9,056           6,628            N/A
William B. Lynn                   5,948             $21,470             43,443            9,345         101,362            N/A
Jerome R. Dinn                     -0-                 -0-              16,157            5,014          34,191            N/A
Margaret L. Gallagher              -0-                 -0-              44,569            5,528         255,544            N/A

(1) Computed based upon the difference between aggregate fair market value on December 31, 1996 and aggregate exercise price.
(2) Amounts represent the number of securities underlying Options/SARs exercised. The actual shares acquired on exercise were 977. Note: share amounts have been adjusted to reflect the March 1996 5% stock dividend.

         Defined Benefit or Actuarial Plan Disclosure

         (1)      Pension Plan Table

         Raymond has trusteed non-contributory defined benefit pension plans. All present U.S. employees over age 21 who have one or more years of service and who became employees prior to age 60 and Canadian employees with more than three months of service are eligible under these plans. A total of 1,979 individuals participated in 1996.

         As permitted by the Employee Retirement Income Security Act of 1974, Raymond has adopted a supplemental plan which is designed to provide the amount of retirement benefit which cannot be paid from the pension plans by reason of certain Internal Revenue Code limitations on qualified plan benefits. The amounts in the Pension Plan Table include the amounts payable under the supplemental plan.

         Estimated annual pensions at age 65, the assumed normal retirement age, calculated on a straight-life annuity basis, for representative years of benefit service are as follows:

Highest Consecutive
Three Year Average
Earnings                                                      Years of Credited Service
-----------------------------------------------------------------------------------------------------------------------------
                                 15               20                25                30                35               40
                                 --               --                --                --                --               --
$ 250,000                     $24,854          $33,138          $41,423           $49,707           $57,992           $66,276
  300,000                      29,824           39,776           49,707            59,648            69,590            79,531
  350,000                      34,795           46,393           57,992            69,590            81,188            92,786
  400,000                      39,766           53,021           66,276            79,531            92,786           106,042
  450,000                      44,736           59,648           74,561            89,473           104,385           119,297
  500,000                      49,707           66,276           82,845            99,414           115,983           132,552
  550,000                      54,678           72,904           91,130           109,355           127,581           145,807
  600,000                      59,648           79,531           99,414           119,297           139,180           159,062
  650,000                      64,619           86,159          107,699           129,238           150,778           172,318
  700,000                      69,590           92,786          115,983           139,180           162,376           185,573
  750,000                      74,561           99,414          124,268           149,121           173,975           198,828
  800,000                      79,531          106,042          132,552           159,062           185,573           212,083
  850,000                      84,502          112,669          140,837           169,004           197,171           225,338
  900,000                      89,473          119,297          149,121           178,945           208,769           238,594
  950,000                      94,443          125,924          157,406           188,887           220,368           251,849
1,000,000                      99,414          132,552          165,690           198,828           231,966           265,104

         Benefits under the pension plans are based primarily on 0.6% of the participant's average compensation (salary and bonus) for the highest three consecutive years of compensation during the ten year period prior to termination or retirement, whichever is earlier, multiplied by the number of years of credited service. Benefits are non-forfeitable after five years of vesting service, and actuarially reduced benefits are available for participants who retire on or after age 55 after five years of vesting service. Plan benefits are not reduced by any social security or other non-plan benefits to which the participant is entitled.

         Three year average covered compensation for the Chief Executive Officer, Mr. Colquhoun and the named executives as of the end of fiscal year 1996 is: Mr. Colquhoun $833,299, Mr. Malvaso $315,378, Mr. Lynn $346,960, Mr.
Dinn $284,013, and Ms. Gallagher $276,199. Covered compensation for the named executives is reported in the Summary Compensation Table.

         The years of credited service for the Chief Executive Officer and named executives are: 40 years for Mr. Colquhoun, 3 years for Mr. Malvaso, 22 years for Mr. Lynn, 12 years for Mr. Dinn and 20 years for Ms. Gallagher.

         The above information reflects a 1994 amendment to the U.S. Pension Plan which permits service as an employee at G.N. Johnston Equipment Co. Ltd. to be counted toward Service and Benefit Service under the U.S. Plan if the individual becomes an employee of Raymond.

         Compensation of Directors

         (1)      Standard Arrangements
                  Directors who are employees of Raymond receive no compensation for their services as Directors or members of committees. Each Director who is not an employee of Raymond ("outside Director") receives or is credited with the following fees: $12,000 per year, 50% to be paid in stock and 50% in cash; $800 for each Board Meeting attended; $800 for each committee meeting attended with a maximum of one said committee meeting fee per day.

         (2)      Other Arrangements.
                  Members of the Board of Directors participate in The Raymond Corporation's Stock Option Plan. The Plan provides each of the outside Directors with automatic annual option grants to purchase for up to ten years that number of shares of Raymond's Common Stock equal to the average compensation paid to the outside Directors divided by the fair market value per share on the date of the grant.

                  Outside Directors also may participate in Raymond's Deferred Compensation Plan for Exempt Employees, which permits deferral of compensation and provides for interest at the prime rate on the amounts deferred. In 1996, Director James J. Matthews participated in the Plan.

                  Each director of Raymond who is not a current or former employee of the Company participates in the Deferred Stock Unit Plan for Non-Employee Directors. On the fourth Wednesday of May of each year subsequent to 1996, each participant is credited with deferred stock units equal to 100% of the annual retainer for that year, using the average of the high and low trading prices of Raymond's Common Stock on such date. The deferred stock units become 50% vested after five years of service. Thereafter, the vested percentage increases 10% a year until the units become fully vested at ten years of service. The Plan was established to provide benefits for non-employee directors of Raymond in order to serve as an inducement for their continued service to Raymond and to align such directors' financial interests with those of the shareholders.

         Employment and Change in Control Agreements

         At the 1988 Annual Meeting, shareholders ratified an employment agreement entered into by Raymond with Ross K. Colquhoun, (the "Employment Agreement"), now Chairman of the Board and Chief Executive Officer of Raymond. Pursuant to the Employment Agreement as amended, he is entitled to participate in benefits generally available to executive officers. In December 1995, Mr. Colquhoun became eligible to receive a supplemental annual pension payment of 50% of his most recent base salary. In April 1997, the Company agreed to increase Mr. Colquhoun's supplemental annual pension payment to 60% of his December 1995 base salary.


         If Mr. Colquhoun resigns prior to a change in control, other than because of a material breach of the Employment Agreement by Raymond, or if he is terminated by Raymond for cause, or as a result of death or permanent disability, he will not be entitled to further compensation, but shall be eligible for any payments and benefits otherwise provided under Raymond's compensation and benefit plans. If, other than following a change in control, Mr. Colquhoun resigns as a result of a material breach of the Employment Agreement or is terminated without cause, he will be entitled to receive a lump sum in an amount equal to his current base salary and receive all other vested benefits under Raymond's compensation and benefit plans. "Change in Control" shall be deemed to have occurred if and when: a) any person acquires 25% of voting securities; b) members of the Board of Directors as of March 24, 1997 cease to be a majority; c) any person acquires 20% of Raymond and, within 24 months, Board members immediately prior to such event cease to constitute 75% of the Board; d) merger or consolidation of Raymond with 75% or less of stock in existence and e) liquidation or sale of substantially all of Raymond's assets. "Cause" is defined as a material misappropriation of funds or property, unreasonable and persistent neglect of or refusal to perform ones duties, conviction of a felony and neglect or refusal that results in material harm to Raymond.

         If Mr. Colquhoun's employment terminates as a result of a change in control by Raymond, Mr. Colquhoun will be entitled to receive an amount equal to three times the sum of (1) Mr. Colquhoun's base salary in effect on termination and (2) Mr. Colquhoun's target annual bonus, or, if higher, the average of Mr. Colquhoun's actual annual bonuses (paid or accrued) for the three fiscal years, immediately preceding the termination, payable in a lump sum within 30 days following the termination, (3) an amount equal to Mr. Colquhoun's target annual bonus for the fiscal year in which the termination occurs, multiplied by a fraction, the numerator of which is the number of days in such fiscal year that Mr. Colquhoun was employed by Raymond and the denominator of which is 365, payable in a lump sum within 30 days following termination. In addition, Raymond will continue for a period of three years following termination, all benefits, compensation and perquisites in effect immediately prior to termination. After the three year period, Mr. Colquhoun would receive retiree medical and life insurance in such amounts and with such benefits equivalent to that in effect on termination.

         The Company has agreements with James J. Malvaso, William B. Lynn, Jerome R. Dinn and Margaret Gallagher which provide, in the event of a change in control of Raymond, for continuing the employment of the executive for a period of three years at salary, bonus or target bonus and benefit levels not less than that which existed immediately prior to the change in control. In the event of termination of employment without cause during this three year period, the executive's non-cash benefits continue for the remainder of the three year period together with a single advance payment of any cash due for the remainder of the three year period. Under the agreements, the resignation of the executive may occur following a change in control if: a) there is a significant change in the nature or scope of authorities or duties, reduction in compensation or breach of agreement by Raymond, or b) there is a reasonable determination that the executive is unable to perform his authorities, powers, functions or duties of his position or c) there is a failure by Raymond to assign the agreement to its successors and assigns.

         Compensation Committee Interlocks and Insider Participation

         Directors Dr. M. Richard Rose, James F. Matthews, Michael R. Porter and Arthur M. Richardson comprise Raymond's Executive Compensation Committee. Messrs. Rose, Matthews, Porter, and Richardson are nonemployee Directors of the Company and none of them are a former officer of the Company or any of its subsidiaries.

         James F. Matthews is the President and 100% owner of The Matco Group, Inc. The Company does business with several of Mr. Matthews' companies, including Wholesale Electric Supply Corp., a supplier of electric wiring materials, U.S. Assemblies Endicott, Inc., a supplier of assembled printed circuit boards, American Board Company, a supplier of bare circuit boards and Matthews Leasing Corp., an automobile leasing company. In 1996, the Company paid approximately $3,146,000 for services and materials supplied by Mr. Matthews' companies to the Company in the ordinary course of business.

         Board Compensation Committee Report on Executive Compensation

         The Executive Compensation Committee of the Board of Directors (the "Committee") is comprised of three independent nonemployee Directors. As noted earlier in Item 10 to this Form 10-K Report, the Committee's duties include recommending to the Board of Directors the base salary for the Chief Executive Officer ("CEO") and all other executive officers and administering Raymond's Stock Option Plan.

Compensation Policy and Overall Objectives

         The Committee believes that compensation of Raymond's key executive employees should:

         - attract, retain and motivate a high caliber of executives, since the performance of these employees on a long-term basis is vital to the success of the business.
         - link rewards to business results and shareholder returns.
         - provide variable, at risk compensation that is dependent upon the level of success in meeting specified individual and corporate goals.
         - encourage executives to become shareholders of the Company promoting identification with the Company's shareholders and their interests.

         The Committee annually reviews and compares Raymond's compensation programs for its executive officers with that of other North American durable goods manufacturing companies including those of comparable sales volume, employment levels, product and service offerings. A number of these companies are included in the Value Line Machinery Peer Group referred to in the performance graph.

         The key elements of Raymond's executive compensation policy are base salary, annual incentives in the form of a cash bonus and long-term incentives in the form of stock options. The Committee evaluates base salaries in accordance with its policy of focusing on individual performance and competitive market conditions. The other two components, annual cash incentives and long-term incentives are designed to increase motivation for achieving strategic objectives. Compensation received from these two components are directly linked to business results.

Base Salary

         Base salaries are targeted to be competitive to pay levels of executive officers in comparable North American durable goods manufacturing companies, as noted previously. The Committee also reviews salary information supplied by consultants Watson Wyatt, William M. Mercer, Incorporated and The Conference Board when establishing base salary structures.

         Salaries within these structures vary by individual and when reviewing each executive officer's salary, the Committee considers the executive's level of performance, responsibility, prior experience, breadth of knowledge, abilities, equity issues relating to pay of other Corporate executives and external pay practices. In making salary recommendations or decisions, the Committee exercises its discretion and judgment based on these factors. No specific formula is applied to determine the weight of any one factor.

         The base salary for Raymond's CEO, Ross K. Colquhoun, was reviewed in March 1996 by the Committee. The Committee reviewed Mr. Colquhoun's salary based on its assessment of the Company's financial and non-financial performance. The Committee has identified several factors which are critical to Raymond's success including growth in shareholder value, sales growth, earnings per share growth and the development of new products. As a result of Mr. Colquhoun's leadership, Raymond again set new records in orders, revenues and profits. The Committee concluded that Mr. Colquhoun's efforts improved Raymond's presence in domestic and international markets and enabled Raymond to expand its manufacturing sales base.

For the year 1996, the Committee authorized a base salary of $439,490 for Mr. Colquhoun. This amount places him slightly below the average level of salaries for CEO's in comparable North American durable goods manufacturing companies as reported in the reports of Watson Wyatt Data Services Top Management and William
M. Mercer, Incorporated.

Annual Cash Incentive

         Consistent with the overall objectives described above, annual cash incentives are awarded pursuant to Raymond's Executive Bonus Plan. This Plan promotes Raymond's "pay for performance" philosophy by providing executives with financial reward in the form of annual cash bonuses based upon the achievement of specific, predetermined goals and Raymond's profit after providing for return on shareholders' equity.

         In 1995, the specifically measured performance goals established for 1996 included the completion of the manufacturing facility in Greene, expanding the sales base, increasing the sales volume and sustaining profitability to enable the payment of a cash dividend.

         The Executive Bonus Plan for the 1996 fiscal year was based on the relationship of pre-tax profits to Raymond's shareholders' equity. The Committee believes that a bonus based on this formula aligns the executives' reward directly to shareholder value.

         Mr. Colquhoun was awarded a bonus of $350,587 in 1996 based on the formula and the remaining bonus pool was distributed among designated senior executives in Raymond.

         An additional bonus of $50,000 was awarded by the Executive Compensation Committee to Mr. Colquhoun in 1996 based on his outstanding performance in leading Raymond in its achievements as indicated above.

Long-Term Incentives

         The Raymond Corporation Stock Option Plan is a stock-based incentive compensation plan under which employees selected by the Committee may receive awards of stock options and stock appreciation rights. Raymond encourages the recipients to hold the common stock issued pursuant to the Plan so that the employees' interests will continue to be aligned with the long-term interests of Raymond's shareholders.

         No option awards are made in the absence of satisfactory performance by the eligible employees. Performance is evaluated by the Committee based on the employee's individual contribution to the long-term health of Raymond and Raymond's performance. The number of options granted annually is determined according to a formula based on the market price of Raymond's Common Stock, base salary and performance level, without regard to the number of options held by the optionee. The Committee granted non-qualified and incentive stock options to executive officers and other eligible employees in March 1996 at an exercise price per share of $18.21 per share, the average price of the common stock on the NASDAQ (National Association of Securities Dealers Quotations System) market on the date of grant, adjusted for the 1996 5% stock dividend. In the event that the stock price declines to a level below the option grant price options are not revalued or reissued. Stock options expire ten (10) years from the date of grant.

         In accordance with the Plan, the CEO was awarded 23,699 non-qualified stock options and 5,486 incentive stock options at a fair market value of $18.21 per share in 1996, adjusted for the 1996 stock dividend.

Compliance with Internal Revenue Code Section 162(m)


         Section 162(m) of the Internal Revenue Code generally limits to $1 million the annual corporate federal income tax deduction for certain "non-performance based" compensation paid to the CEO or any of the four other highest paid officers of a publicly-held corporation.


         The Committee has determined that it is unlikely that Raymond would pay compensation in fiscal 1997 that would result in the loss of federal income tax deduction under Section 162(m) of the Internal Revenue Code of 1986, and has therefore not recommended that any special actions be taken or plans or programs be revised at this time. The Committee will continue to monitor the applicability of Section 162(m) to Raymond's programs and will determine at a later date what actions Raymond should take.

Respectfully submitted,
The Executive Compensation Committee
Dr. M. Richard Rose, Chairman
James F. Matthews
Michael R. Porter
Arthur M. Richardson

         Performance Graph

         The following performance graph compares the performance of Raymond's Common Stock for the last five fiscal years to the Standard & Poors 500 Index and the Value Line Machinery Peer Group, which consists of 29 companies.

                Comparison of Five-Year Cumulative Total Return*
            (Performance Results Through Fiscal Year Ended 12/21/96)

   $300.00|------------------------------------------------------------|
          |                                            *               |
          |                                                            |
          |                                                            |
          |                                                            |
          |                                                            |
          |                                                        *   |
          |                               *                        &   |
   $200.00|------------------------------------------------------------|
          |                    *                                   #   |
          |                                                            |
          |          *                                 &#              |
          |                    #           #                           |
          |                                                            |
          |                    &           &                           |
          |          &#                                                |
   $100.00|*&#---------------------------------------------------------|
          |                                                            |
          |                                                            |
          |                                                            |
          |                                                            |
          |                                                            |
          |                                                            |
          |                                                            |
     $0.00|----------|---------|-----------|-----------|-----------|---|
         1991      1992      1993        1994         1995        1996


        *= The Raymond Corporation   &=Standard & Poors 500   #=Machinery

                                                          1991          1992        1993           1994        1995         1996
------------------------------------------------------------------------------------------------------------------------------------
The Raymond Corporation                                  $100.00       $166.67     $186.11        $215.83     $278.69      $224.42
Standard & Poors 500 Index                                100.00        107.79      118.66         120.56      165.78       204.32
Value Line Machinery Peer Group                           100.00        110.69      140.90         138.15      160.56       191.91
------------------------------------------------------------------------------------------------------------------------------------

Assumes $100 invested at the close of trading 12/31/91 in The Raymond Corporation Common Stock, Standard & Poors 500 Index and Value Line Machinery Peer Group.
*Cumulative total return assumes reinvestment of dividends.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Security Ownership of Certain Beneficial Owners

         Based on filings with the Securities and Exchange Commission, the following persons and institutions are known by Raymond to beneficially own more than five percent of the outstanding shares of Common Stock of Raymond as of April 18, 1997:

   Title of Class          Name and Address of Beneficial Owner                Shares Beneficially Owned (1)         % of Class
   --------------          ------------------------------------                -----------------------------         ----------
Common Stock......         Metropolitan Capital Advisors, Inc.                 2,572,684 (2)                         24.27%
                           660 Madison Avenue
                           20th Floor
                           New York, New York  10021

Common Stock......         George G. Raymond, Jr.,                              1,401,239 (3)                          13.22%
                           Ellen R. Raymond (a/k/a Ellen Robinson Raymond),
                           Madeleine R. Young, Jean C. Raymond, George G.
                           Raymond, III
                           c/o George G. Raymond, Jr.
                           7920 Grand Bay Drive
                           Naples, FL  34108

Common Stock......         The Huntington Trust Company, N.A.                  1,031,559(4)                            13.9%
                           41 S. High Street
                           Columbus, Ohio  43215

Common Stock......         ICM Asset Management, Inc.                            904,766(5)                            12.2%
                           601 W. Main Avenue
                           Ste. 600
                           Spokane, Washington  99201

Common Stock......         Palisade Capital Management, L.L.C.                   574,500                                7.7%
                           One Bridge Plaza
                           Suite 695
                           Fort Lee, New Jersey  07024

Common Stock......         David L. Babson and Company Incorporated             497,829 (6)                            6.69%
                           One Memorial Drive
                           Cambridge, Massachusetts  02142-1300

Common Stock......         Farmers Group, Inc.                                   424,688(7)                            5.71%
                           4680 Wilshire Boulevard
                           Los Angeles, California  90010

Common Stock......         Dimensional Fund Advisors Inc.                        391,230(8)                            5.26%
                           1299 Ocean Avenue
                           11th Floor
                           Santa Monica, California  90401


(1) Shareholder has sole voting and sole dispositive power unless otherwise indicated.
(2) Metropolitan Capital Advisors, Inc. ("Metcap") reports shared voting power over 2,572,684 (24.27%) shares, no sole dispositive power and shared voting and dispositive power over 488,800 shares. Metcap has reached voting agreements and understandings with certain stockholders who, in the aggregate, hold voting power over 1,776,484 shares (16.76%) of Raymond's Common Stock. The remaining shares that Metcap has shared voting and/or dispositive power over include 488,800 shares (4.61%) of Common Stock beneficially owned by Bedford Falls Investors, L.P. over which Metcap has indirect voting control, an aggregate of 294,400 shares (2.78%) beneficially owned by a managed brokerage account and Metropolitan Capital Advisors International Limited, the voting of which shares are controlled by affiliates of Metcap and 13,000 (.12%) beneficially owned by Robert J. Lietzow, Jr., an executive officer of Metcap. On February 15, 1997, George G. Raymond, Jr. and his spouse, Ellen Robinson Raymond (as holders of an aggregate of 664,806 shares, 6.27%) agreed with Metcap to enter into a voting agreement (the "Agreement") pursuant to which they agreed to vote all shares held by them in favor of Metcap's nominees for election to Raymond's Board of Directors, and in favor of other actions which may deem necessary to elect such nominees. The Agreement, executed on February 17, 1997, generally has a term expiring following the conclusion of the second Annual Meeting of Shareholders after execution, or September 30, 1997, if Metcap has not earlier nominated candidates for election to Raymond's Board of Directors. Following the execution of the Agreement by Mr. Raymond, Scoggin, Inc. ("Scoggin") entered into a voting agreement with Metcap respecting 549,101 shares (5.18%) held by it. Such voting agreement provides that Scoggin will vote such shares in support of the Metcap nominees for election to Raymond's Board of Directors, and otherwise in a manner similar to the Agreement entered into between Metcap and George G. Raymond, Jr. On February 18, 1997, Metcap entered into voting agreements with the following beneficial holders of Raymond's Common Stock, all of whom are related to George G. Raymond, Jr.; Jean C. Raymond, holder of 114,229 shares (1.08%), Madeleine Raymond Young, holder of 95,774 shares (.90%) and George G. Raymond III, holder of 99,723 shares (.94%). On February 18, 1997, Huntington Trust Co., trustee of certain trusts for the benefit of George G. Raymond, Jr. and Madeleine Raymond Young, notified Metcap of its intention to vote, as trustee, an aggregate of 252,851 shares (2.38%) in favor of Metcap's nominees.
(3) As a group, the Raymond family has sole voting power over 974,532 shares, shared voting power over 173,856 shares, sole dispositive power over 114,229 shares and shared dispositive power over 1,287,010 shares. As reported in their 13D filing dated February 15, 1997, George G. Raymond, Jr. and other members of his family entered into a voting agreements with Metcap with respect to election of directors and related matters. Named Raymond family members entered into or are expected to enter into a written stockholders' agreement with Metcap dated February 17, 1997, the terms of which are described above.
(4) The Huntington Trust Company, N.A. ("Huntington") reports sole voting power over 17,207 shares, shared voting power over 384,987 shares, sole dispositive power over 15,153 shares and shared dispositive power over 1,014,352 shares. 1,031,559 shares are held in trusts of which Huntington is a trustee or co-trustee after various Raymond family-owned shares.
(5) ICM Asset Management, Inc. reports sole voting power over 635,466 shares.
(6) David L. Babson and Company Incorporated reports sole voting power over 340,719 shares and shared voting power over 157,110 shares.
(7) Farmers Group, Inc. reports shared voting power over 424,688 shares and shared dispositive power over 424,688 shares. The 13G filing of Farmers Group, Inc., an insurance company, is made in conjunction with its parent holding company, B.A.T. Industries, p.l.c.
(8) Dimensional Fund Advisors Inc. reports sole voting power over 239,360 shares. As noted in the company's 13G filing, persons who are officers of Dimensional Fund Advisors Inc. also serve as officers of DFA Investment Dimensions Group Inc., (the "Fund") and The DFA Investment Trust Company (the "Trust"). In their capacities as officers of the Fund and the Trust, these persons vote 97,203 additional shares which are owned by the Fund and 54,667 shares which are owned by the Trust.

         Security Ownership of Management

         The following table sets forth, as of April 28, 1997, the number of shares of Raymond's Common Stock beneficially owned by each of its Directors and nominees for Director, each executive officer named in the Summary Compensation Table, and all Directors and officers as a group, based upon information obtained from such persons:


                                                        Amount and Nature of Beneficial Ownership
                                            ---------------------------------------------------------------------

                                            Sole Voting            Options
                                            and                    Exercisable       Other               Percent
                                            Investment             Within            Beneficial          of
Name of Individual or Group                 Power                  60 days           Ownership           Class
---------------------------                 -----                  -------           ---------           -----

Ross K. Colquhoun                           168,526                 29,185               -0-               1.8%
James J. Malvaso                                402                    -0-             5,358 (1)           *
                                                                                      43,962 (2)
James F. Matthews                               -0-                  3,283             5,512 (1)           *
John E. Mott                                  1,997                  9,332               -0-               *
Michael R. Porter                             1,389                  9,332               -0-               *
George G. Raymond, Jr.                      629,365                    -0-           166,622 (3)           9.8%
                                                                                     259,944 (4)
Arthur M.  Richardson                         1,064                 10,252            43,962 (2)           *
Dr. M. Richard Rose                           6,967                 10,970               -0-               *
John V. Sponyoe                               1,050                  2,111               -0-               *
Michael O. Womack                            27,589                  2,111            43,962 (2)           *
Jerome R. Dinn                                8,393                    -0-               -0-               *
Margaret L. Gallagher                        34,386                    -0-               -0-               *
William B. Lynn                                 -0-                    -0-            30,492 (1)
                                                                                      43,962 (2)           *

All officers and Directors as a group       919,913                 82,062           517,368              14.1%
(18 persons)

*Indicates less than one percent ownership.

(1) Shares held jointly with spouse.
(2) Shares held in Raymond's Profit Sharing Plans, of which Messrs.
    Lynn, Malvaso, Richardson and Womack are trustees.
(3) Shares held by the Raymond Foundation, of which Mr. Raymond is a trustee.
(4) Shares held in family trusts, of which Mr. Raymond is co-trustee.


Item 13. Certain Relationships and Related Transactions

         In October 1996, Ross K. Colquhoun, Chairman of the Board and Chief Executive Officer of Raymond sold his shares of common stock of G. N. Johnston Equipment Co. Ltd. ("Johnston") and Associated Material Handling Industries, Inc. ("Associated"), both distributors of the Company's products. The shares were valued in accordance with the terms and conditions set forth in shareholder buy/sell agreements dated July 1, 1968 and August 15, 1980, respectively. The Johnston shares, which represent approximately 28% of the total outstanding shares, were acquired by R.H.E. Ltd., a wholly-owned Canadian subsidiary of Raymond. The Associated shares, which represent approximately 26% of the total outstanding shares, were acquired by Raymond.

The combined purchase price for the shares of Johnston and Associated was approximately $4,500,000. In accordance with the agreements, Johnston has issued notes payable for approximately $2,652,000 of this amount. The notes bear interest at 6% per annum and are payable in equal installments on October 10, 1997 and 1998.

         In 1996, Ross K. Colquhoun, Chairman of the Board and Chief Executive Officer of Raymond served as Chairman of the Board of Material Handling Associates, Inc. ("M.H.A."). M.H.A. is a joint venture company between Raymond and Mitsubishi Caterpillar Forklift America Inc. which designs, develops and sells products to be manufactured exclusively by the Company and distributed exclusively through M.H.A. dealers using Caterpillar trademarks. The Company's sales to M.H.A. aggregated approximately $23,888,000 in 1996 and were made in the ordinary course of business on Raymond's standard terms for Dealers.

         James J. Matthews, a Director of Raymond, is the President and 100% owner of The Matco Group, Inc. The Company does business with several of Mr. Matthews' companies and in 1996 paid approximately $3,146,000 for services and materials supplied by Mr. Matthews' companies to the Company in the ordinary course of business.

         Michael O. Womack, a Director of Raymond, is the President and 70% shareholder of Womack Material Handling Systems, Inc., ("Womack"), a Dealer of the Company's products. The Company's sales to Womack, which aggregated approximately $5,431,000 in 1996, were made in the ordinary course of business and on Raymond's standard terms for Dealers.

         George G. Raymond, Jr., has an interest free loan from Raymond of $150,252, which was the balance outstanding at March 14, 1997 and which also was the maximum outstanding in 1996.

         Raymond maintains officers' and Directors' indemnification insurance with Chubb Group (Federal Insurance Company), which it renewed in 1996 at an annual premium of $80,050.