Form 10-Q
period 1997-03-31
RAYMOND CORP
filed 1997-05-15
CIK 82231

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

(MARK ONE)

X    - QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR

     - TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________


Commission File Number 0-2129
                       ------



                             THE RAYMOND CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   SOUTH CANAL STREET, GREENE, NEW YORK 13778
--------------------------------------------------------------------------------
              (Address of registrant's principal executive office)

                                 (607) 656-2311
--------------------------------------------------------------------------------
                         (Registrant's telephone number)

        New York                                               15-0372290
 ------------------------                                  ----------------
 (State of Incorporation)                                  (I.R.S. Employer
                                                         Identification Number)

                       ----------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sectons 13 or 15(d) of the Securites Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____


     The number of shares of common stock outstanding as of April 30, 1997 was 10,735,171.

                             THE RAYMOND CORPORATION


                                INDEX to FORM-10Q



PART  I.    FINANCIAL INFORMATION                                                   Page
                                                                                    ----

    Item 1 - Financial Statements

              Condensed Consolidated Balance Sheets - March 31, 1997
                and December 31, 1996                                               3 - 4

              Condensed Consolidated Statements of Income - Quarters
                ended March 31, 1997 and 1996                                         5

              Condensed Consolidated Statements of Cash Flows - Quarters
                ended March 31, 1997 and 1996.                                      6 - 7

              Notes to Condensed Consolidated Financial Statements                  8 - 9

    Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                  10 - 15

PART II.    OTHER INFORMATION

    Item 2 - Changes in Securities                                                   16
    Item 5 - Other Information                                                       16

    Item 6 - Exhibits and Reports on Form 8-K                                        16

    Signature                                                                        16

            Part I - Financial Information
            Item I - Financial Statements
THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       (Unaudited)            (Note)
ASSETS                                                                                   3/31/97             12/31/96
-----------------------------------------------------------------------------------------------------------------------
Manufacturing and Distribution Current Assets
        Cash and cash equivalents                                                       $6,817,766         $12,389,071
        Accounts receivable, net                                                        52,693,442          50,776,303
        Investment in leases, net                                                        4,354,127           4,285,087
        Inventories                                                                     44,410,459          47,203,818
        Recoverable income taxes                                                           389,765             774,051
        Deferred income taxes*                                                           5,234,712           5,012,215
        Prepaid expenses and other current assets                                        8,778,358           8,651,725
                                                                              -----------------------------------------

        Total Manufacturing and Distribution Current Assets                            122,678,629         129,092,270

        Investments in and advances to unconsolidated
          investees, at equity                                                           9,329,696           9,462,438

        Investment in leases, net                                                        8,159,135           7,979,598

        Property, plant and equipment, at cost                                          71,635,362          69,321,643
          Less accumulated depreciation                                                (41,991,152)        (40,974,213)
                                                                              -----------------------------------------
        Net property, plant and equipment                                               29,644,210          28,347,430

        Rental equipment, at cost                                                       19,132,308          19,226,214
          Less accumulated depreciation                                                (12,845,267)        (12,786,112)
                                                                              -----------------------------------------
        Net rental equipment                                                             6,287,041           6,440,102

        Other assets                                                                     6,158,286           7,343,355
                                                                              -----------------------------------------

        Total Manufacturing and Distribution Assets                                    182,256,997         188,665,193
                                                                              -----------------------------------------

Financial Services
        Cash and cash equivalents                                                           33,043              31,012
        Investment in leases, net                                                      135,510,245         131,184,628

        Property, plant and equipment, at cost                                             415,874             413,256
          Less accumulated depreciation                                                   (242,851)           (233,106)
                                                                              -----------------------------------------
        Net property, plant and equipment                                                  173,023             180,150

        Rental equipment, at cost                                                        4,625,159           4,690,627
          Less accumulated depreciation                                                 (2,021,213)         (2,004,428)
                                                                              -----------------------------------------
        Net rental equipment                                                             2,603,946           2,686,199

        Other assets                                                                       202,119             190,995
                                                                              -----------------------------------------

        Total Financial Services Assets                                                138,522,376         134,272,984
                                                                              -----------------------------------------

Total Assets                                                                          $320,779,373        $322,938,177
                                                                              =========================================



*Includes Manufacturing and Distribution and Financial Services

Note: The December 31, 1996 balance sheet has been derived from audited financial statements

The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       (Unaudited)            (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY                                                     3/31/97             12/31/96
-----------------------------------------------------------------------------------------------------------------------
Manufacturing and Distribution Current Liabilities
        Accounts payable                                                               $18,819,619         $20,804,292
        Accrued liabilities                                                             25,112,999          26,479,042
        Current portion of long-term debt                                                9,024,187           7,573,164
                                                                              -----------------------------------------

        Total Manufacturing and Distribution Current Liabilities                        52,956,805          54,856,498

        Long-term debt                                                                   5,437,585          41,961,472
        Deferred income taxes*                                                           4,779,935           5,196,603
        Other liabilities                                                                6,911,595           6,500,346
                                                                              -----------------------------------------

        Total Manufacturing and Distribution Liabilities                                70,085,920         108,514,919
                                                                              -----------------------------------------

Financial Services
        Income taxes* and accrued expenses                                               4,775,506           3,449,537
        Notes payable - banks                                                           68,512,500          74,062,500
        Notes payable - insurance companies                                              4,000,000           4,000,000
                                                                              -----------------------------------------

        Total Financial Services Liabilities                                            77,288,006          81,512,037
                                                                              -----------------------------------------


                                                                              -----------------------------------------

Minority Interests                                                                       4,374,279           4,238,918
                                                                              -----------------------------------------

Shareholders' Equity
        Common stock (10,757,370 issued in 1997;
           8,281,694 issued in 1996)                                                    16,136,055          12,422,541
        Capital surplus                                                                 75,781,257          41,787,444
        Retained earnings                                                               80,869,509          77,590,950
        Cumulative translation adjustments                                              (3,448,660)         (2,821,639)
        Treasury stock, at cost                                                           (306,993)           (306,993)
                                                                              -----------------------------------------

        Total Shareholders' Equity                                                     169,031,168         128,672,303
                                                                              -----------------------------------------

Total Liabilities and Shareholders' Equity                                            $320,779,373        $322,938,177
                                                                              =========================================



*Includes Manufacturing and Distribution and Financial Services


Note: The December 31, 1996 balance sheet has been derived from audited financial statements


The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (UNAUDITED)



                                                                                         3 Month period ended
                                                                                                March 31,
                                                                                           1997                1996
                                                                              -----------------------------------------
REVENUES
        Net sales                                                                      $89,836,943         $65,867,785
        Rental revenues                                                                  2,590,330             370,301
        Lease finance revenues                                                           3,458,494           2,748,616
        Other income                                                                       738,356             641,110
                                                                              -----------------------------------------

        Total Revenues                                                                  96,624,123          69,627,812
                                                                              -----------------------------------------

COSTS AND EXPENSES
        Cost of sales                                                                   67,676,760          52,431,790
        Cost of rentals                                                                  1,534,887             401,380
        Selling, general and administrative                                             15,868,884           8,380,670
        Stock appreciation rights                                                        1,097,667            (550,970)
        Employees' profit sharing                                                          842,155             830,681
        Interest expense:
          Lease financing                                                                1,522,544             953,974
          Other                                                                            104,341             882,206
        Other expenses                                                                   1,100,725           1,179,745
                                                                              -----------------------------------------

        Total Costs and Expenses                                                        89,747,963          64,509,476
                                                                              -----------------------------------------

INCOME BEFORE TAXES, MINORITY INTEREST AND EQUITY IN
   EARNINGS OF UNCONSOLIDATED INVESTEES                                                  6,876,160           5,118,336

Income tax expense                                                                       2,723,863           1,998,669
                                                                              -----------------------------------------

Income before minority interest and equity in
   earnings of unconsolidated investees                                                  4,152,297           3,119,667

Minority interest in earnings of subsidiaries                                              164,813                ---

Net equity in earnings of unconsolidated investees                                         104,780             261,983
                                                                              -----------------------------------------


NET INCOME                                                                              $4,092,264          $3,381,650
                                                                              =========================================


NET INCOME PER SHARE:

        Primary                                                                              $0.41               $0.45
                                                                              =========================================


        Fully Diluted                                                                        $0.41               $0.37
                                                                              =========================================







The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (UNAUDITED)





3 Month period ended March 31,                                                             1997                1996
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                                                            $4,092,264          $3,381,650

  Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
        Depreciation and amortization                                                    2,185,474           1,347,493
        Provision for losses on accounts receivable
           and investment in leases                                                        217,602             120,000
        Earnings of unconsolidated investees,
           net of dividends received                                                      (104,780)           (261,983)
        Foreign currency transaction (gains) losses                                       (308,746)            115,580
        Acquisition of rental equipment                                                   (955,390)           (593,323)
        Gains on dispositions of rental equipment                                         (139,110)           (158,413)
        Proceeds from rental equipment sales                                               710,601             321,240
        Gains on sales of property, plant and equipment                                    (10,790)             (4,476)
        Other items, net                                                                   819,355            (118,710)
        Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable                                   (2,044,107)          3,862,548
           Increase in investment in leases                                             (4,667,477)         (6,857,029)
           Decrease (increase) in inventories, prepaid expenses
             and other current assets                                                    2,982,831            (191,295)
           Decrease in accounts payable and
             accrued expenses                                                           (1,976,825)         (1,059,825)
                                                                              -----------------------------------------

        Net cash provided by (used in) operating activities                                800,902             (96,543)
                                                                              -----------------------------------------




CASH FLOWS FROM INVESTING ACTIVITIES


  Purchase of subsidiary, net of cash acquired                                               ---               158,236
  Additions to property, plant and equipment                                            (2,880,822)         (1,748,783)
  Proceeds received from sales of property,
     plant and equipment                                                                    45,343              15,255
  Decrease in investments in and advances
     to unconsolidated investees                                                           237,522             234,068
                                                                              -----------------------------------------

        Net cash used in investing activities                                           (2,597,957)         (1,341,224)
                                                                              -----------------------------------------



The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (UNAUDITED)






3 Month period ended March 31,                                                             1997                1996
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES


  Net additional borrowings under lines of credit                                         $304,078          $5,000,000
  Proceeds from long-term debt                                                           2,793,233                 ---
  Repayment of long-term debt                                                           (5,666,175)         (4,970,500)
  Cash dividends paid                                                                     (813,705)                ---
  Capital stock transactions, net                                                         (346,673)              6,204
                                                                              -----------------------------------------

        Net cash (used in) provided by financing activities                             (3,729,242)             35,704
                                                                              -----------------------------------------

  Effect of foreign currency rate fluctuations
     on cash and cash equivalents                                                          (42,977)             60,056
                                                                              -----------------------------------------

  Decrease in cash and cash equivalents                                                 (5,569,274)         (1,342,007)

  Cash and cash equivalents at January 1,                                               12,420,083          12,359,047
                                                                              -----------------------------------------

  Cash and cash equivalents at March 31,                                                $6,850,809         $11,017,040
                                                                              =========================================







SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the year for:
        Income taxes, net of refunds                                                    $1,648,800          $1,766,315
        Interest                                                                         1,590,745             758,807

  Noncash activities:
        Issuance of common stock for conversion
           of debentures, net of fees                                                  $37,181,847                 ---






The accompanying notes are a part of the financial statements.

THE RAYMOND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (UNAUDITED)




1.      Basis of Presentation

        The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the Company's financial statements and notes thereto in its Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 1996. The accompanying financial statements have not been examined by independent accountants, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position at March 31, 1997 and results of operations for the three month period then ended. The results of operations for the interim period presented may not be indicative of the results that may be expected for the year.




2.      Inventories

        The composition of inventories was:

                                                 3/31/97             12/31/96
                                            -----------------------------------


                    Raw materials              $25,190,172         $26,238,476
                    Work in process             11,922,020          12,548,143
                    Finished goods               7,298,267           8,417,199

                                            -----------------------------------
                                               $44,410,459         $47,203,818
                                            ===================================



3.      Long-Term Debt

        On December 20, 1996, the Company issued a Call for Redemption of its 6.50% convertible subordinated debentures. Substantially all of the $38.1 million in debentures outstanding at December 31, 1996 were converted into 2,368,395 shares of common stock at the originally stated conversion rate adjusted for stock dividends.

        In the three months ended March 31, 1997, the Company and Raymond Leasing Corporation entered into two separate Revolving Credit and Term Loan Agreements which made available an additional $10.0 million. The committed facilities provide for working capital lines of credit which can be converted at the Borrower's option into three, four or five year term loans.

        In the three months ended March 31, 1997, the Company's Distribution subsidiaries borrowed a total of $2.8 million under two term loans with three and four year maturities. Interest is payable monthly on these loans at a composite rate of 6.70%.

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

        The Company is also one of seventeen remaining defendents in a private environmental lawsuit pertaining to a site remediation. The plaintiffs have alleged that scrap metal purchased from the Company was hazardous and/or was coated with certain solvents and/or cutting oils. Plaintiffs have the burden of proving the nature and extent of the Company's contribution to the site, as well as the burden of proving what portion of the material delivered to the site was "hazardous" as that term is defined in the environmental statutes. Plaintiffs have successfully moved for partial summary judgement, on liability only, against two co-defendents who contributed scrap metal to the site. Similar motions as to the Company and two other co-defendents are pending. The Company is aggressively defending the claim and does not believe it is likely to have a material adverse effect on the Company.

        In addition to the matters discussed above, the Company is subject to various other legal proceedings, claims and liabilities which have arisen in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial results of operations or financial position of the Company.

        The Company has agreements with certain officers which provide, in the event of a change in control of the Company, for continuing the employment of the officer for a period of three years at compensation and benefit levels not less than that which existed immediately prior to the change in control. In the event of termination of employment without cause during this three year period, the officer's noncash benefits continue for the remainder of the three year period together with a single advance payment of any cash compensation due for the remainder of the three year period.

Part I - Financial Information
Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations





A summary of the period changes in the principal items included in the consolidated statements of income is shown below (in thousands):


                                                             Changes from
                                                         3 Month period ended
                                                          March 31, 1996 to
                                                            March 31, 1997

                                                         AMOUNT           %
                                                     ---------------------------


                                                    ---------------------------
TOTAL REVENUES                                       $26,996           39%
                                                    ---------------------------

COSTS AND EXPENSES
        Cost of sales and rentals                     16,378           31%
        Selling, general and administrative            7,488           89%
        Stock appreciation rights                      1,649          299%
        Employees' profit sharing                         11            1%
        Interest expense                                (209)         -11%
        Other expenses                                   (79)          -7%
                                                    ---------------------------

        Total Costs and Expenses                      25,238           39%
                                                    ---------------------------

INCOME BEFORE TAXES, MINORITY INTEREST AND EQUITY
   IN EARNINGS OF UNCONSOLIDATED INVESTEES                1,758           34%

Income tax expense                                       725           36%
                                                    ---------------------------

Income before minority interest and equity in
   earnings of unconsolidated investees                1,033           33%

Minority interest in earnings of subsidiaries            165          100%

Net equity in earnings of unconsolidated investees      (157)         -60%
                                                    ---------------------------


NET INCOME                                              $711           21%
                                                    ===========================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE RAYMOND CORPORATION AND SUBSIDIARIES

Three Months ended March 31, 1997 compared to the Three Months ended March 31, 1996

Revenues

Total revenues for the three months ended March 31, 1997 increased by approximately $27.0 million, or 38.8% to $96.6 million from $69.6 million for the three months ended March 31, 1996.

The increase in revenues was primarily attributable to approximately $22.2 million of incremental sales and service revenues recognized as a result of the consolidation of G. N. Johnston Equipment Co. Ltd. (Johnston) and Associated Material Handling Industries, Inc. (Associated) in the three month period ended March 31, 1997. Johnston and Associated, both distributors of the Company's products, were accounted for as equity investees in the three month period ended March 31, 1996. Starting in the fourth quarter of 1996 the operating results of Johnston and Associated, net of minority interests, have been consolidated with those of the Company as a result of the acquisition of a controlling interest in these entities. The remainder of the increase in revenues was due to increased revenues associated with the Company's Dockstocker product lines, National Accounts Program and joint venture and Original Equipment Manufacturer (O. E. M.) supply agreements. In addition, Raymond Leasing Corporation, a wholly-owned subsidiary of the Company, had increases in leasing and rental revenues.

Cost of Sales

For the first quarter of 1997, cost of sales as a percentage of net sales was 75.3% as compared to 79.6% for the first quarter of 1996 and 78.1% for the calendar year 1996. The improvement in cost of sales as a percentage of net sales is due to the impact of the higher gross margins realized at the distributor level by Johnston and Associated combined with improved margins at the Company's Brantford, Ontario and Greene, New York manufacturing facilities.

Cost of Rentals

For the first quarter of 1997, cost of rentals as a percentage of rental revenues was 59.3% as compared to 108.4% for the first quarter of 1996. The improvement in the cost of rentals as a percentage of rental revenues is due to the impact of higher rental margins realized at the distributor level by Johnston and Associated.

Selling, General and Administrative Expenses

For the first quarter of 1997, selling, general and administrative expenses increased by approximately $7.5 million or 89.4% to $15.9 million from the $8.4 million reported in the first quarter of 1996. As a percentage of total revenues, these expenses increased from 12.0% in the first quarter of 1996 to 16.4% for the same period in 1997.

The dollar and percentage increases are primarily attributable to the inclusion of costs associated with the distribution expenses of Johnston and Associated in the first quarter of 1997 which were not included in the Company's consolidated results in the first quarter of 1996. The Company's percentage of selling, general and administrative expenses as a percentage of total revenues, excluding Johnston and Associated, for the quarter ended March 31, 1997 was 12.6% versus 12.0% for the quarter ended March 31, 1996. This percentage increase reflects additional sales, engineering and compensation expenses associated with product development and increased efforts to expand market coverage.

Stock Appreciation Rights

Stock options issued to officers and key employees are subject to stock appreciation rights covering up to one-half the number of optioned shares. As a result of the increase in the Company's common stock price from $17.31 at December 31, 1996 to $27.69 at March 31, 1997, approximately $1.1 million in stock appreciation rights expense was recognized in the quarter ended March 31, 1997. The expense recognized in the current quarter reflects amounts recorded in connection with options exercised as well as the stock appreciation rights accrual for outstanding options. Due to a decline in the Company's common stock price, stock appreciation rights income of approximately $0.6 million was realized in the quarter ended March 31, 1996.

Options outstanding subject to stock appreciation rights were 372,154 at March 31, 1996 and December 31, 1996 and 105,997 at March 31, 1997.

Interest Expense

Lease financing operations are conducted in the United States by Raymond Leasing Corporation and throughout Canada by Johnston. Lease finance interest expense is reported net of charges on intercompany borrowings and was approximately $1.5 million in the quarter ended March 31, 1997 as compared with approximately $1.0 million in the comparable quarter in 1996. The increase in the current period reflects the fact that the majority of the growth in the lease portfolio has been financed with funds from external borrowings. It is expected that lease financing interest expense will continue to fluctuate with the volume of outstanding leases.

Other interest expense incurred by the manufacturing and distribution division was approximately $0.1 million for the quarter ended March 31, 1997 as compared to approximately $0.9 million for the first three months of 1996. The decrease in other interest expense is due to the Company's redemption of the $38.1 million in 6.50% convertible subordinated debentures outstanding at December 31, 1996 during the quarter ended March 31, 1997. The Call for Redemption of the debentures was issued on December 20, 1996 and was completed on January 21, 1997. Substantially all of the $38.1 million in debentures outstanding at December 31, 1996 were converted into common stock and approximately 2.4 million shares of common stock were issued in January in conjunction with the redemption.

Other Expenses

Other expenses were approximately $1.1 and $1.2 million, or 1.1% and 1.7% of total revenues, for the quarters ended March 31, 1997 and 1996, respectively. The primary components of other expenses are cash discounts paid to Dealers for the timely payment of invoices and the provision for losses on accounts and leases receivable. A decrease in certain costs incurred in connection with foreign currency transactions pertaining to the Canadian dollar was the main component of the dollar decrease in 1997. The decrease of other expenses as a percentage of total revenues from 1.7% for the quarter ended March 31, 1996 to 1.1% for the quarter ended March 31, 1997 is primarily due to the revenue growth resulting from Johnston and Associated which incur substantially less in other expenses than the Company's manufacturing operations.

The formula for computing the profit sharing provision is consistent for all periods presented.

Income Tax Expense

During all periods reported, U.S. and foreign income tax provisions were computed using the respective expected annual effective tax rates.

Earnings of Unconsolidated Investees

Prior to its inclusion in the consolidated financial statements in the fourth quarter of 1996, Johnston was the Company's primary unconsolidated investee. Other unconsolidated investees include several Dealerships located throughout the United States.

The net equity in earnings of unconsolidated investees decreased from $0.3 million in the first quarter of 1996 to $0.1 million in the first quarter of 1997 as a result of the consolidation of the operating results of Johnston and Associated with those of the Company in the quarter ended March 31, 1997.

Liquidity and Sources of Capital

The Company's manufacturing and distribution working capital at March 31, 1997 was $69.7 million and its ratio of manufacturing and distribution current assets to manufacturing and distribution current liabilities was 2.3 to 1. At March 31, 1997, the Company and Raymond Leasing Corporation, its wholly-owned leasing subsidiary, had unused lines of credit aggregating $45.1 million, of which approximately $37.1 million may be converted into long-term debt at the option of the Company and/or Raymond Leasing Corporation. These credit facilities will enable the Company to continue to fund its growth strategy and enable Raymond Leasing Corporation to obtain the external funds necessary to fund the growth of the lease portfolio and to repay intercompany borrowings with The Raymond Corporation as required by the manufacturing operations.

For the three months ended March 31, 1997, $0.8 million was provided by operating activities compared to the $0.1 million used to fund operating activities for the comparable 1996 period. The cash generated from earnings and the decrease in inventories, prepaid expenses and other current assets was primarily used to fund growth in the lease portfolio and rental fleet.

Cash used in investing activities increased approximately $1.3 million for the first three months of 1997 compared to the first three months of 1996. This increase was primarily due to an increase in capital expenditures in the first quarter of 1997 as compared to the first quarter of 1996.

Cash flows from financing activities primarily reflect the external borrowings and related debt repayments made by Raymond Leasing Corporation and Johnston to fund a portion of the continued growth of the lease portfolio and repay intercompany borrowings.

On March 3, 1997, the Board of Directors increased the regular quarterly cash dividend to 6 1/4 cents per share. This represents a 150% increase over the 2 1/2 cent per share quarterly cash dividend paid in the last three quarters of 1996. Payment of the first quarter's dividend was made on March 28, 1997 to shareholders of record on March 14, 1997.

The restrictions pertaining to minimum tangible net worth in certain term loan agreements will not be adversely impacted by the increase in cash dividends. In addition, Raymond Leasing Corporation is subject to certain debt agreements that limit cash dividends and loans to the Company. These restrictions are not expected to affect the Company's ability to meet its working capital requirements.

Outlook

New equipment orders for the first quarter of 1997 were $95.9 million compared with $96.8 million for 1996's fourth quarter and $61.4 million for the first quarter of 1996. Approximately $22.9 million of the $34.5 million or 56.0% increase in orders in the first quarter of 1997, as compared to the first quarter of 1996, is due to the consolidation of Johnston and Associated.

Equipment backlog (unfilled new equipment orders) was $82.4 million at March 31, 1997. This compares with the $61.2 million reported at this time last year and the $76.4 million reported at December 31, 1996. Approximately $11.8 million of the backlog at March 31, 1997 related to the incremental backlog of Johnston and Associated. The Company expects that the overall domestic market will continue to improve in 1997. The Company will continue to look for growth from new and existing O.E.M. agreements, product introductions for existing and incremental markets, increased participation in domestic and international markets through strategic alliances or acquisitions and continued improvements in the manufacturing processes.

It is expected that the Company's revenues will increase in 1997 as a result of the consolidation of Johnston and Associated for all of 1997 as opposed to only the fourth quarter in 1996. Net income for these Dealers has historically been a smaller percentage of total revenues than that attained by the Company in the last few years.

In March 1997, the Company announced that it had retained an investment banking firm to assist in evaluating strategic alternatives available to the Company to increase shareholder value. In conjunction with this, the Company's Board of Directors adopted a Shareholder Rights Plan. The Rights provide protection against coercive or unfair takeover tactics. The Rights Plan is similar to plans adopted by many public companies and should provide a sound and reasonable means of safeguarding the interests of all shareholders should an effort be made to acquire the Company at a price not reflective of its fair value.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted in the fourth quarter of 1997. Under the new requirements for calculating basic (primary) earnings per share, the dilutive effect of stock options will be excluded. As the dilutive effect of stock options has historically been immaterial, Statement No. 128 is not expected to require restatement of basic (primary) earnings per share. The impact of Statement No. 128 on the calculation of diluted earnings per share is also not expected to be material.

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

                             Part II - Other Information

ITEM 2 - CHANGES IN SECURITIES

        In March 1997, the Company's Board of Directors adopted a Shareholder Rights Plan. The Rights provide protection against coercive or unfair takeover tactics. The Rights Plan is similar to plans adopted by many public companies and should provide a sound and reasonable means of safeguarding the interests of all shareholders should an effort be made to acquire the Company at a price not reflective of its fair value. The Rights Plan was filed with the Securities and Exchange Commission on Report Form 8-K/A dated March 17, 1997 and is incorporated herein by reference.

ITEM 5 - OTHER INFORMATION

        On May 5, 1997, The Raymond Corporation announced that it has reset its annual stockholders meeting for August 6, 1997 and set the corresponding record date for July 2, 1997.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


        A)  Exhibits.

              11 - Earnings Per Share Computation

              27 - Financial Data Schedule

        B)  Reports on Form 8-K.

              The following reports on Form 8-K were filed in the three months ended March 31, 1997 and are incorporated herein by reference:

              1) Form 8-K Report dated January 7, 1997 and filed January 7, 1997 with the Securities and Exchange Commission, File Number 000-02129.

              2) Form 8-K Report dated February 5, 1997 and filed February 5, 1997 with the Securities and Exchange Commission, File Number 000-02129.

              3) Form 8-K/A Report dated March 17, 1997 and filed March 17, 1997 with the Securities and Exchange Commission, File Number 001-12801.


                                    Signature
                                   ----------

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE RAYMOND CORPORATION


Date:   May 15, 1997                           by: /S/ William B. Lynn
                                               -------------------------------
                                                    William B. Lynn
                                                   Executive Vice President
                                                 (Principal Financial Officer)